Form 10KSB
period 1996-01-31
TASTY FRIES INC
filed 1996-06-24
CIK 791885

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1996.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ___________ to _______________

Commission File No. 33-4460-NY
                    ----------

              TASTY FRIES, INC.. (FORMERLY ADELAIDE HOLDINGS, INC.)
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NEVADA                                         65-0259052
- -----------------------------                     -------------------
State or other jurisdiction                         (I.R.S. Employer
incorporation or organization                     Identification No.)

                          650 Sentry Parkway, Suite One
                               BLUE BELL, PA 19422
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (610) 941-2109
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:  None

        The aggregate market value of the common voting stock held by non-affiliates as of June 1, 1996: Not Determinable.

        Shares outstanding of the registrant's common stock as of June 1, 1996: 87,900,495 shares.

        Transitional Small Business Disclosure Format:
                             Yes [ ]               No [X]

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

        (A)    GENERAL BUSINESS DEVELOPMENT

        Tasty Fries, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on October 18, 1985, under the name Y.O., Systems, Ltd. The Company was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business potential. No specific business or industry was originally contemplated. The Company was formed as a "blank check" company for the purpose of seeking a business acquisition without regard to any specific industry or business.

        In connection with its formation, the Company issued 150,000,000 shares of its restricted common stock to its founders in October, 1986. In November, 1987, the Company consummated a public securities offering registered under Form S-18 wherein it sold 10,000,000 units at $.01 per unit. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant to purchase one share of common stock for $.04 per share.

        On November 12, 1987, the Board of Directors of the Company declared a five for one (5 for 1) forward split of the Company's common stock and warrants to holders of record on November 27, 1987. The stock split resulted in an increase in the number of issued and outstanding shares to 160,000,000 and decreased the par value of each share to $.0002.

        During 1987 through 1989 a total of 7,268,600 common stock purchase warrants were exercised at $.04 per share, resulting in the issuance of 7,268,600 shares of common stock for aggregate proceeds to the Company of $290,744.

        The Company was unsuccessful in certain business proposals and began actively looking for a business acquisition during 1990.

        Effective July 29, 1991, the Company issued 13,500,000 shares of restricted common stock (after giving effect to a 1 for 50 reverse stock split) to the stockholders of Adelaide Holdings, Inc., a private Delaware corporation incorporated in April, 1990 (hereafter referred to as "AHI"). The 13,500,000 shares represented approximately 80% of the 16,845,370 shares of common stock of the Company outstanding after the acquisition.

        As a part of the acquisition of AHI, the Company amended its Articles of Incorporation to provide for a name change to Adelaide Holdings, Inc. and a change in par value per share of common stock to $.01. The Company effectuated a 1 for 50 reverse stock split which reduced its prior outstanding shares of common stock to 3,345,372 effective as of July 31, 1991. The Company also reduced its authorized shares of common stock to 100,000,000 shares and authorized 5,000,000 shares of $.001 par value preferred stock to be issued at the discretion of the Board of Directors.

        The Company also amended its Articles of Incorporation to include a provision that officers and directors of the Company are not liable for damages as a result of a breach of fiduciary duty except in certain specified instances under Nevada law. In September, 1993, the Company amended its Articles of Incorporation changing its name to Tasty Fries, Inc.

        Since July, 1991, the Company has continued to pursue the business of its wholly-owned subsidiary, Adelaide Robotic Technologies, Inc. ("ART"). The business of ART is described below.

        (B)    BUSINESS OF THE COMPANY.

               GENERAL

        The Company has developed its own proprietary french fries vending machine (the "Machine") and the related proprietary potato powder mix for the production of french fries in the Machine (the "Potato Product") for marketing on a worldwide basis. The Company had previously received a federally registered trademark for its former name and logo, "Adelaide". The Company has subsequently federally registered its name and logo "Tasty Fries" as a federal trademark on the Supplemental Register and has been marketing the Machine and its products under that name. See "Patents and Proprietary Rights" herein. The Company's early plans were to principally market its products through an exclusive distributorship network which management at that time believed would offer uniform and consistent products to consumers worldwide. In furtherance of this plan, the Company sold distributorships for different markets throughout the United States and the world. The Company has changed its marketing focus by commencing to re-acquire and negotiate the re-acquisition of certain distributorships. It may, however, on a more limited basis, market and sell distributorships in certain locations to larger distributors with significant experience in the vending business where it is not deemed feasible by management to be operated directly by the Company. The Machines are expected to be located in high traffic locations such as airports, bus and train stations, universities, schools, military bases, theaters, work areas and recreational venues.

        The Company has completed the final stages of beta testing of its Machines and has completed certain modifications to the Machine based upon such tests. Further, the development of the Potato Product has been completed. Management originally anticipated that the beta site testing and development would be completed and Machines would be delivered by the end of the 1994 calendar year and then possibly by the end of the 1995 calendar year. This did not occur because (i) of the unanticipated amount of additional time necessary to completely design, develop and test a totally new Machine, (ii) the continuous lack of working capital available to fund the testing of the Machine and its commercial production, and (iii) the substantial time and funds necessary to satisfy the arbitration award in favor of California Food & Vending, Inc. See "Legal Proceedings" herein.

        Further, beta site testing did not commence until early December, 1995 which was longer than originally anticipated and has therefore delayed the commercial production and shipping of Machines for several months. See "Marketing through Distributorships herein," "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation" and "Audited Financial Statements and Notes" thereto.

        HISTORY

        The Company, in 1991, acquired the exclusive United States license from a California-based entity to manufacture and market a device for the vending of fresh french fried potatoes. Persons associated with the Company also filed a U.S. patent application in 1992 with respect to such a device which was assigned to the Company on October 9, 1992. Substantial testing and test-marketing of the device resulted in the device failing to perform as anticipated and significant and numerous mechanical and design imperfections were encountered. Then current management of the Company decided to abandon the original device and utilized an expert engineer to design and develop a completely new machine with totally different technology. Production of such a device did not proceed as originally scheduled due to the unanticipated significant amount of time needed to design and engineer the new Machine. See "Legal Proceedings" herein and "Notes to Audited Financial Statements."

        DESIGN AND MANUFACTURING

        In January,1993, the Company entered into an exclusive Manufacturing Requirements Agreement ("Manufacturing Agreement") with Premier Design, Ltd., a manufacturer based in Warminster, Pennsylvania ("Premier") which was formed by Harry Schmidt and Edward Kelly, for the purpose of designing and manufacturing a completely new french fries vending machine in a joint venture with the Company. The President of Premier is Harry Schmidt who subsequently was appointed to the Company's Board of Directors in

May, 1993 but did not stand for re-election to the Board in September, 1995. Edward Kelly, an owner of Premier but not an officer or director at the time, subsequently was appointed President and Treasurer of the Company in June, 1994, was Executive Vice President from January, 1994 to June, 1994, and has been a member of its Board of Directors since February, 1994. See "Management."

        The Manufacturing Agreement provided that the manufacturer, Premier, would refine and manufacture the Machine which dispenses hot french fried potatoes; however, due to the substantial design and engineering flaws in the original licensed device, Premier, through Edward Kelly, in February, 1993, recommended that the Company abandon said device and undertake the design and engineering of a totally new Machine. The Company and the manufacturer (Premier) then agreed to equally share the first $150,000 of development costs, which such costs included design, engineering and initial manufacturing costs projected over the initial 500 production machines or a lesser number as would be jointly determined by the manufacturer and the Company. Development costs, if any, in excess of $150,000 would be advanced by the manufacturer and reimbursed on the basis of $500 per Machine up to the first 200 Machines produced or $100,000, whichever was less. The first 500 Machines were to be priced at a cost to the Company not to exceed $7,000 plus $500 reimbursement for excess development costs, if any, with a goal of reducing the cost of the Machine in the future as feasible. After the first 500 Machines, the Manufacturing Agreement required that the Company purchase the Machines from the Manufacturer based on manufacturing cost plus 20%. The Manufacturing Agreement could not be terminated by either party so long as the manufacturer provided the Machines as required by the Company. Pursuant to the terms of the Manufacturing Agreement, the first initial production of Machines was to be delivered by June 15, 1993, but due to the unanticipated amount of additional time necessary to completely design, develop and test a totally new Machine, the Machines were not delivered. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation," "Management" and "Certain Relationships and Related Transactions."

        On December 30, 1994, the Company and Premier amended the Manufacturing Agreement (the "Amendment") to provide that Premier supply the Company with ten pre-production Machines to be used at beta test sites for testing by Premier at a total cost of $35,000 per Machine for an aggregate purchase price of $350,000 to be paid by the Company. This amount was to be offset by the $125,000 advanced by the Company in April, 1994 which amount was originally intended to be for development costs. In addition, Premier agreed to field test the Machines and, upon the Company receiving satisfactory results, agreed to manufacture the Machines exclusively for the Company. The Amendment further provides, among other things, that (i) the first 500 Machines manufactured for distributors after the pre-production Machines, will be sold to the Company for $7,000 each, after which the price per Machine will be manufacturer's cost plus 20%, (ii) delivery of the Machines will take place within 180 days after receipt of a purchase order from the Company, (iii) any foreign or U.S. patents issued on the Machine or any aspects thereof shall be jointly owned by the Company and Premier upon delivery to the Company of an audited accounting of development costs from Premier and tender by the Company to Premier of 25% of such costs, with an additional 25% payable to Premier within 12 months thereof, (iv) Premier and the Company will seek independent bids on the manufacturing costs of the Machine from independent manufacturers, and if the parties agree to the terms (a lower manufacturing cost), Premier will purchase Machines from such manufacturer at the lower cost and be permitted to add its 20% mark-up to such price, and (v) the Company cannot license any party to manufacture the Machine without written consent from Premier.

        The Company, through Mr. Kelly as inventor, assigned the patent rights for the Machine to Premier solely in consideration for and reliance upon Premier's specific representations in the Amendment, with the express understanding that Premier would immediately assign to the Company its one-half interest in the patent upon delivery to the Company of the audited accounting of development costs to be provided by Premier and payment by the Company thereof in accordance with the terms of the Amendment. Premier did not provide the Company with an audited accounting as required by the Amendment but with a spread sheet of costs. Further, Premier did not conduct the beta testing of the pre-production Machines as required by the Amendment and the Company incurred the additional costs which are to be applied to the development costs. Because no audited accounting of development costs was provided by Premier to the Company as required, the Company retained its independent auditors to audit the spreadsheet of development costs received from Premier. Based upon such audit, the Company estimates that its share of the development costs are approximately $417,500 after adjustment for certain charges which were applied to the development costs by Premier but are unrelated to the development of the Machine and other duplicative billing but not including the beta testing costs. After payment of $350,000 for the ten pre-production beta test Machines and other payments made, the Company's independent auditors estimate that the Company has paid virtually all of its share of the development costs. Management is currently in discussions with Premier regarding resolution of this matter and assignment of the Company's patent rights to the Company. Although management believes a favorable outcome is possible, no assurances can be given that this will occur. The Company may be required to pay Premier additional sums or, alternatively, bring legal action to resolve the dispute between Premier and the Company.

        As commencement of commercial production is a Company priority and Premier cannot manufacture the Machine under the terms of the Amendment, on June 17, 1996, the Company announced its intention to award the first manufacturing contract for the Machine to S&H Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party. S&H is a contract manufacturer which specializes in the assembly and test of electro-mechanical assemblies and equipment. The Company's central procurement station is expected to be located within the manufacturing site with initial manufacturing procedures to be supervised by Company personnel to insure strict compliance with NAMA (as defined herein) and U.S. Food & Drug Administration (FDA) regulations. As of the date hereof, no final agreement has been entered into by the Company and S&H.

        Although the Amendment provides for delivery of the pre-production Machines within 180 days of a purchase order from the Company, Premier agreed to use its best efforts to complete these pre-production Machines on or before July 14, 1995 although no assurances were given. In connection therewith, the Company and Premier entered into an Escrow Agreement through which Premier was paid the balance of $175,000 for the ten pre-production Machines (after deduction of the $50,000 down payment made on May 5, 1995), in weekly increments of $17,500 over a ten week period ending July 14, 1995, provided that Premier meet certain pre-production schedule benchmarks during such time period. The pre-production Machines were not completed by Premier within the intended time period and were not delivered to the Company until mid-November 1995. As a result, beta testing did not begin until early December, 1995. See "Certain Relationships and Related Transactions."

        THE MACHINE

        The Machine is designed to produce quality fresh french fried potatoes utilizing a unique method that automatically converts a specifically formulated dehydrated Potato Product, with approximately an 18 month shelf life, into rehydrated potato mix, delivers this mix into a proprietary forming and cooking cycle, and finally into complete high-quality freshly made french fried potatoes. The french fried potatoes are delivered to the consumer in a 10 ounce cup of 32 french fries. This is accomplished from the dehydrated mix to a completed order of quality fresh french fried potatoes in approximately 90 seconds. The utilization of a state-of-the-art combination of computer driven mechanics makes this possible. Also attached to the bottom of the vended cup are individually prepackaged portions of ketchup and salt. The attachment device currently has a patent pending before the U.S. Patent and Trademark office. See "Patents and Proprietary Rights" herein.

        The Machine has the capacity to produce 500 vends before any refill is required. The Machine is computer controlled and communicates with the consumer from the time the money is deposited into it until the time the vended cup of fresh french fried potatoes is delivered. The Machine can accept dollar bills, coins or any combination thereof, depending on the vend charge, which can be changed at anytime by simply reprogramming the dollar bill/coin component.

        The Machine is equipped with up-to-date computer technology, thus making it possible to continuously monitor all vending parts and report any potential problems. The Machine can report to a central data base, if required, to make this information available to the service company/refill operator. The Machine monitors the amount of vends, and simultaneously provides cash reports.

        The Machine is designed to use a vegetable oil so that it delivers a cholesterol-free product. Each vend contains french fries which are crisp and golden. The quality of the product is consistently uniform in each vend.

        The Machine requires a 220 volt electrical connection through a standard 220 volt outlet and does not require any plumbing or water connections or any refrigeration device.

        MARKETING THROUGH DISTRIBUTORSHIPS

        The Company had, until late 1995, marketed the Machines and the related supplies through exclusive territorial distributorships. Although it has continued to market on a very limited basis through distributorships, it has shifted its focus to ultimately place primarily Company-owned Machines in locations not covered by distributorship agreements and re-acquire certain existing distributorships, although no assurances are given that this marketing plan will be followed or not be revised in some manner. Management anticipates, but cannot assure, that new distributors, if any, will be larger and more experienced distributors in the vending business with significant financial resources.

        The distributorship agreements may vary from territory to territory, but essentially require a non-refundable down payment and minimum annual payments usually over a five to ten year period. Most distributors must also pay $200 to $500 per Machine purchased as a credit toward the minimum annual payments. Most distributorship agreements require a minimum number of Machines to be purchased per year. The total price of the distributorship will vary substantially based on the estimated market potential of the particular territory which is usually based upon population and other relevant criteria.

        The Company has, to date, sold or granted 15 territorial distributorships some of which have been reacquired by the Company or terminated by the Company for breach of the terms of the distributorship agreement. The distributor's obligations to make further payments, after the deposit required upon signing of the distributorship agreement, are conditioned on the Company's ability to ship its Machines and related products. The 15 territories are listed as follows:

                                                               MINIMUM
                                                DEPOSIT          YEAR
          TERRITORY             TOTAL PRICE     RECEIVED       PURCHASE
          ---------             ----------      --------       --------

 1.       New Jersey            $  773,600      $ 35,000       200 machines

 2.(a)    DE, D.C.,             $  750,000      $ 50,000       100 machines
          MD & VA

 3.(b)    CT, ME, MA,           $1,250,000      $ 30,000       100 machines
          NH, NY, RI & VT

 4.(c)    Georgia               $  550,000      $  5,000       150 machines

 5.       Texas                 $  750,000      $ 25,000       200 machines

 6.(d)    Israel                $  200,000      $ 40,000       100 machines

 7.(e)    Canada                $1,000,000      $ 50,000       200-325
                                                               machines

 8.       Pennsylvania          $  750,000      $ -0-          200 machines

 9.(f)    United Kingdom        $1,000,000      $ 50,000       200-325
                                                               machines

10.       AR, AZ, CO            $1,500,000      $ 65,000       300 machines
          KS, LA, MI,
          MN, MS, MO,
          MT, NE, NV,
          NM, ND, OK,
          OR, UT, WA,
          WI & WY

11.       Austria,              $1,550,000      $ 60,000       500 machines
          Germany,
          Switzerland,
          Luxembourg,
          Belgium,
          Holland &
          Lichenstein

12.(g)    Bulgaria,             $4,000,000      $175,000        400 machines
          Czechoslovakia,                                       (year one)
          (former), Denmark,
          Finland, France,                                      800 machines
          Greece, Italy,                                        (years 2-9)
          Norway, Poland,
          Portugal, Romania,                                    850 machines
          Spain, Sweden,                                        (year 10)
          Turkey

13.       Dade, Broward,        $  250,000      $1,000 down     150 machines
          Monroe & Palm                         & $4,000 upon
          Beach County,                         delivery of
          Florida                               first machine

14.       Brazil                $  250,000      $100,000        250 machines

15.(h)    California                   -              -                -
- --------------------------------------

(a) Assigned to a group which includes Harry Schmidt, a former director of the Company and President of Premier. See "Certain Relationships and Related Transactions."

(b) Terminated a prior September, 1992 letter of intent for Maine, New Hampshire and Vermont with an unrelated distributor and returned a $10,000 deposit in January, 1993.

(c)    Deposit forfeited in September, 1993 for non-performance.

(d) Deposit forfeited in August, 1994 for non-performance and a new distributor paid an aggregate deposit of $40,000 for this territory.

(e) Reacquired by the Company in September, 1995 from Adelaide Vending (Canada) Ltd. which is controlled by Jurgen Wolf who was subsequently elected a director of the Company by the shareholders at their annual meeting on September 18, 1995, for the original price of approximately $100,000 including costs and expenses paid for 1,000,000 shares of common stock of the Company and an option to purchase an additional 1,000,000 shares for two years at a $.25 (USD) per share, all pursuant to Regulation S. See "Management."

(f) Terminated in April, 1995 for non-payment of the full deposit. See "Management."

(g) Granted to International Tasty Fries, Inc., a publicly traded Nevada corporation. See "Management's Discussion and Analysis of Financial Condition -Plan of Operation," "Principal Shareholders" and "Audited Financial Statements and Notes" thereto.

(h) Granted to California Food & Vending by agreement and confirmed by the award of the arbitrator and Federal court order. See "Legal Proceedings" herein.

        The exclusive territorial distributorship agreements generally have a term of five to ten years, require the distributor to purchase all supplies for the Machines directly from the Company, and set forth uniform standards of operation. The agreements are transferable under certain conditions as uniformly established in the agreement and require the prior approval of the Company for sub-licensing and for sub-distributors. The majority of the agreements can be terminated by 30 day written notice from the Company in the event of default. In September, 1993, August, 1994 and April, 1995 the Company terminated distribution rights for Georgia, Israel and the United Kingdom, respectively, due to a failure to fulfill certain contractual obligations pursuant to the terms of the distributorship agreements and the respective deposits were forfeited. In September, 1995 the Company repurchased the Canadian distributorship for the original purchase price plus costs aggregating $100,000
(USD) for 1,000,000 shares of common stock at its then current market value and an option to acquire 1,000,000 shares of common stock for two years at $.25
(USD) per share, all pursuant to Regulation S. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation" and "Certain Relationships and Related Transactions."

        COMPETITION

        The Company faces competition from other suppliers of french fries, including fast food outlets. The Company is aware of other companies which have test marketed french fry vending machines or are in the process of developing such machines. Certain of the companies which are viewed as competitors or which may become competitors in the future, have more capital and greater resources than the Company. Currently, the Company is aware of only one competitor which is Ore-Ida, a major manufacturer and distributor of frozen potato products. The Ore-Ida vending machine is not comparable to the Company's Machine for many reasons, including that it only cooks frozen french fries as contrasted to the Company's Machine which cooks only freshly made french fries.

        Management believes, although no assurances are given, that due to current consumer demand for french fried potatoes, it is anticipated that there will be strong competition in the future in the area of french fry vending once technological problems have been solved.

        AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

        The Machine was initially intended to be manufactured by Premier pursuant to the Manufacturing Agreement and the Amendment; however, it appears that Premier will not be able to manufacture the Machine at a competitive price or even the first 500 Machines at $7,000 as required by the Amendment. See "Design and Manufacturing" herein. It is anticipated that certain individual components of the Machine will be tooled from custom made molds owned by the Company and produced by independent manufacturers or suppliers together with other parts including those which are custom designed. Management believes there are several alternative sources of supplies and manufacturers for such items and that the loss of any one supplier would have no material adverse effect upon the Company, although no assurance can be given. If substantial demand for the Machines develops then management believes, although no assurance is given, that it has or can obtain additional services for subcontract manufacturing.

        The Company's consumable products used in the dispensing of french fries are widely available from numerous suppliers. The Company is in final negotiations with a manufacturer for its Potato Product and anticipates that this will be completed in the third quarter of the current fiscal year. In the interim, the Company will purchase potatoes from another supplier. Management believes that other sources for the manufacture and/or supply of the Potato Product are available, although no assurances can be given.

        PATENTS AND PROPRIETARY RIGHTS

        The Company currently has a patent pending for the Machine and the attachment to the bottom of the vend cup in the United States Patent and Trademark Office. In addition, the Company has received patent protection in those countries which are parties to the Patent Cooperation Treaty (PCT). The Company is also seeking patent protection in Japan and has a federally registered trademark on the Supplemental Register for its name and logo, "Tasty Fries." In connection with the Amendment to the Manufacturing Agreement, the patent for the Machine was assigned to Premier in consideration for and with the express requirement, agreement and understanding that upon payment by the Company of its proportionate share of the Machine's audited development costs as required by the Amendment, (which audit must be provided by Premier but was not), the patent will be jointly owned by the Company and Premier. See "Design and Manufacturing" herein. Management intends to seek patent, trademark and related legal protection in the future where it deems the same to be beneficial. No assurances can be given that the Company will ultimately receive a patent on the Machine and/or the vend cup attachment in the United States or elsewhere. In addition, such legal protections and precautions do not prevent third party development of competitive products or technologies. There can be no assurance however that the legal precautions and other measures taken by the Company will be adequate to prevent misappropriation of the Company's proprietary technology. Notwithstanding the foregoing, the Company does not intend to be solely dependent upon patent protection for any competitive advantage. The Company expects to rely on its technological expertise and early entry into the marketplace with respect to its products.

        GOVERNMENTAL APPROVALS AND REGULATIONS

        The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine complies with National Food Sanitation guidelines as well as Underwriter's Laboratory ("U.L.") procedures. The Machine must receive U.L. and National Food Standards (N.F.S.) approvals prior to sale and installation. The Company has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. In this regard, management has forwarded to U.L. a listing of all individually numbered parts used in the Machine. The Company is also seeking certification from the National Automatic Merchandising Association (NAMA). NAMA has previously informally inspected the Machine, the result of which was the subsequent installation of a sanitation cycle. Management has been advised that all certifications and approvals will be sent out at the same time. Management believes, although no assurance is given, that the required approvals from U.L., NAMA and the various regulatory agencies are obtainable and is not currently aware of anything that will delay the necessary approvals.

        Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture and operation of the Machine.

        EMPLOYEES

        As of June 1, 1996, the Company had five full-time employees located at its executive office in Blue Bell, Pennsylvania including Edward Kelly, President of the Company and Irene Kelly, his wife, who manages the Company's executive office. The Company expects to hire additional new employees during the next 12 months, including Leonard Klarich, a current director, as Executive Vice President in June, 1996. Any other new employees would be hired upon production and delivery of Machines, as to which no assurances can be given at this time. See "Management's Discussion of Financial Condition and Results of Operation - Plan of Operation" and "Management."

        None of the Company's employees are covered under a collective bargaining agreement.

        RESEARCH AND DEVELOPMENT COSTS

        The amount of funds expended by the Company in each of its last two fiscal years (which are designated as having been expended on research and development) is $47,400 for the year ended January

31, 1995 and $26,015 for the year ended January 31, 1996. In addition, the Company capitalized $246,600 for the ten pre-production Machines; however, it will only realize revenues on such pre-production Machines of $7,000 each or $70,000 in the aggregate. See "Audited Financial Statements and Notes" thereto.

ITEM 2. PROPERTIES.

        The Company presently has no significant properties.

        On June 10, 1994, upon the termination of Mr. Charles Hallinan as President, the Company entered into a one year lease agreement for 700 square feet of executive office space. The aggregate monthly rental was $955. Management renewed its lease in May, 1995 for the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania for an additional 24 months which commenced in June, 1995 at $955 per month. The Company thereafter increased its office space in the fiscal year ended January 31, 1996 to 1,020 square feet and the monthly rent increased to $1,650 plus additional base rent of $175. Management believed at such time that the space would be sufficient to meet its needs for the next 24 months; however, the Company may require more space if additional administrative personnel are retained.

        The Company's research and development facilities were located at 100 Park Avenue, Warminster, Pennsylvania in space provided by H&R Industries, Inc., an affiliate of Premier, which was expected to be the primary manufacturing contractor. H&R Industries is owned by Harry Schmidt, a former director of the Company who did not stand for re-election in September, 1995. The cost of this space has been included in the Machine's development cost. In November, 1995, the Company ceased conducting any research and development at H&R Industries. See "Design and Manufacturing" herein and "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

        In March, 1993, California Food & Vending, Inc. (CFV) filed a suit against the Company, its then-serving management and others, in federal court in California alleging: a) breach of contract, b) fraud, c) securities fraud, d) constructive trust, seeking an accounting and declaratory relief. CFV sought to prove its damages at trial, obtain an accounting and a declaration that it was entitled to all inventions, processes and improvements relating to any french fry machine developed by the Company. The lawsuit was stayed on July 6, 1993, pending the outcome of arbitration regarding the matter because the original agreement among the parties provided that the exclusive resolution of disputes among the parties was to be determined by binding arbitration. Arbitration of this matter took place in September 1994. On

October 25, 1994 an award (the "Award") was rendered against the Company in the aggregate amount of $279,500 for domestic and international distribution fees owed to CFV pursuant to a March 17, 1992 Memorandum of Understanding (the "Memorandum") and a May 14, 1991 international joint venture agreement between the Company and CFV (the "Joint Venture Agreement"), and an additional $249,500 in compensatory damages, jointly and severally, as among the Company and two former officers and directors of the Company. The award and compensatory damages totaling $529,000 were recorded in the Company's financial statements as of October 31, 1994.

        The Award also ordered (a) the enforcement of the terms of the Memorandum and the Joint Venture Agreement which, generally, provided for the payment by the Company of certain royalties, fees and profits to CFV in connection with future sales by the Company of the Company's vending machines and related products, and (b) the issuance by the Company to CFV of an option for the purchase of 2,000,000 shares of the Company's restricted common stock at an exercise price of $2.00 per share through March 17, 1997.

        In connection with the foregoing, an award was also entered in favor of the cross-claimant, the brother of one of the former officers and directors of the Company, which requires, among other things, that the Company issue him 1,000,000 shares of unrestricted common stock. The financial statements do not reflect the issuance of these shares for the fiscal year ended January 31, 1996. Such shares, with restriction, were issued to him in June, 1996. These shares are to be included for registration in a selling shareholder registration statement to be filed with the Securities and Exchange Commission (the "Commission").

        On December 23, 1994, a Supplemental Award of Arbitrator ("Supplemental Award") was issued in connection with certain motions, oppositions, requests and replies. In connection therewith, CFV was awarded (i) attorneys' fees of $94,962.50 against the Company and (ii) costs of $29,896.43 against the Company and its two former officers and directors, jointly and severally. In addition, the cross-claimant was awarded $4,099.34 for certain specific costs against the Company. The Company's Request for Clarification Re Fraud Damages was reviewed by the Arbitrator and denied.

        In February, 1995, the Company and CFV entered into a Settlement Agreement which supersedes the Award and Supplemental Award. The Settlement Agreement, which was subsequently amended on February 22, 1995 and February 23, 1995 (collectively the "Settlement Agreement"), provides, in pertinent part, among other things that (i) the Company shall pay to CFV the sum of $25,000 on or before February 28, 1995 and an additional $175,000 to be applied against the Supplemental Award as partial payment for past due royalties (which was paid), the balance payable over three (3) years commencing six (6) months after February 1, 1995 and shall bear interest at 10% per annum. The payment of the $175,000 originally due by March 10, 1995 was extended by agreement between the Company and CFV to March 15, 1995 and was paid by the Company, (ii) a royalty to CFV of $350 per machine for the first 500 machines and thereafter a royalty equal to 35% of the difference between the price paid to the manufacturer and/or the wholesale price to the purchaser, domestic or international, of a minimum of $350 up to a maximum of $500 per machine (the Award provides for $500 for every machine and a 50% joint venture interest); (iii) $.25 per pound of only potato product sold, commercially used or distributed (the Award provides for 25% profit of all domestically related sales and 50% of all internationally related sales of all products). CFV expressly waives any and all rights to profit participation in any other ancillary products of the Company upon timely payment of the royalty by the Company; (iv) CFV shall receive $2,000,000 payable from domestic and international gross distribution fees and utilization fees received by the Company as consideration for the reduction by CFV of its international distribution fee rights from 50% to 25% which shall be payable to CFV by receipt by CFV of 50% of all such fees until paid in full; and (v) an option to purchase 2,000,000 shares of the Company's restricted Common Stock at $.10 per share exercisable for four (4) years from February 1, 1995.

        The aggregate amount of $200,000 to be paid by the Company to CFV was paid in February and March, 1995 as agreed. An additional payment of $80,000 was made in August, 1995. The Company thereafter defaulted in the payment of $84,745.75 due February 1, 1996. As a result, CFV filed a Motion for a Temporary Protective Order ("TPO") in February, 1996 in the Federal District Court for the Central District of California seeking an injunction freezing certain assets of the Company until such time as CFV's Motion for Assignment of Benefits ("Motion") could be heard by the Court on March 18, 1996. The TPO was issued by the Court on February 21, 1996 and the Motion for Assignment of Benefits was granted by the Court ex parte on March 15, 1996. The Order provided, among other things, that the Company assign any monies it had in its possession at such time or received from third parties for investment, royalties, distribution fees or other sources be kept in a segregated account for the benefit of CFV and paid to CFV until the entire sum due, including accrued interest from August, 1995 and attorney's fees incurred in connection with enforcement of the judgment, were paid in full. During April and May, 1996, the Company paid CFV an aggregate of approximately $452,000 representing payment in full of all such amounts due and in satisfaction of the Court Order. CFV has agreed to file a Partial Satisfaction of Judgment with the appropriate tribunals.

        On June 24, 1994, a lawsuit was instituted against the Company and a shareholder of the Company in Circuit Court for the 11th Judicial Circuit in and for Dade County, Florida by Samuel Balan, brother of Martin Balan, the former Chairman of the Board of the Company, alleging breach of contract, quantum meruit and seeking a declaratory judgment for entitlement to 1,100,000 shares of the Company's Common Stock and in excess of $300,000 for past due wages and expenses. This action was heard by the arbitrator as part of the arbitration between the Company and CFV. An award was entered in Mr. Balan's (cross-claimant's) favor. The Company paid the award in May, 1996 and issued to him 1,000,000 restricted shares of common stock in June, 1996 which will be registered in a selling shareholder registration statement to be filed with the Commission. The Company has been advised by Mr. Balan's counsel that a motion will be filed with the Court to convert the award of stock into a cash award.

        On May 23, 1995, a lawsuit was instituted against the Company and Mr. Arzt, former Chairman of the Board of the Company, individually, by an alleged former agent of the Company in the Circuit Court in the Ninth Judicial Circuit in and for Orange County, Florida alleging (i) breach of contract, (ii) quantum meruit, (iii) breach of verbal contract, and (iv) requesting an accounting and seeking damages in excess of $15,000. The Company answered the Complaint and commenced discovery. The case has not proceeded from that point to the present and the plaintiff has not sought any discovery nor has the matter been set for trial. Management intends to vigorously defend this matter and believes, based upon the allegations in the complaint, that it will ultimately prevail; however, no assurances can be given at this time that this will occur.

        On January 15, 1996, a lawsuit was instituted in New Jersey against the Company, Edward C. Kelly, its President and a director, and Michelle Kramish Kain, individually, who is a shareholder of the law firm of Kipnis Tescher Lippman Valinsky & Kain, counsel to the Company, by a former consultant and current shareholder and his related companies alleging among other things: 1) breach of contract, 2) fraudulent inducement and misrepresentation and 3) violation of a New Jersey law relating to consumer contracts. The action relates to an agreement entered into by the Company and to the individual plaintiff to file a registration statement with the Commission in October, 1995 to register certain securities of the plaintiff. The Company and Kelly, through their independent counsel, answered the complaint and filed separate defenses. Thereafter, they filed a Motion for Partial Summary Judgment to dismiss the consumer fraud claims as a matter of law and sought leave to amend the answer to assert counterclaims, both of which were granted on May 20, 1996. Defendant Kain, through her counsel, answered the complaint by general denial and filed a Motion to vacate the service of summons and complaint and dismiss the compliant for lack of in personam jurisdiction. A hearing on the Motion was heard on May 10, 1996 and the Court entered an order on May 20, 1996 dismissing the action against Ms. Kain for lack of personal jurisdiction. The Company, Mr. Kelly and the plaintiffs are currently negotiating a settlement of this matter. No assurances can be given that this matter will be settled by the parties. If not settled, the Company and Mr. Kelly intend to vigorously defend and pursue this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDERS MATTERS.

        The Common Stock of the Company is quoted on the NASD Electronic Bulletin Board, under the symbol TFRY. The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter during the last two years and subsequent interim periods as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

        FISCAL 1994              HIGH BID      LOW BID
        -----------              --------      -------

        First Quarter              .66          .31
        Second Quarter             .50          .19
        Third Quarter              .41          .27
        Fourth Quarter             .28          .11

        FISCAL 1995
        -----------

        First Quarter              .44          .14
        Second Quarter             .21          .10
        Third Quarter              .21          .10
        Fourth Quarter             .17          .05

        FISCAL 1996
        -----------

        First Quarter             .095          .04
        May 1 - June 18            .52          .09

        (B)    HOLDERS.

        The approximate number of record holders of the Company's Common Stock as of June 1, 1996 is 913.

        (C)    DIVIDENDS.

        The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION.

        PLAN OF OPERATION.

        From 1993 the Company encountered significant delays in connection with the production of its Machine which resulted from the necessity to design, develop and test a totally new Machine commencing in late 1993. As a result, the Company was unable to ship its Machine as originally anticipated by the end of 1993 or as intended in 1994. The Company completed the initial engineering development of the Machine during the last quarter of 1994 but continued to experience delays in the final stages of development and testing throughout 1995, much of which resulted from a material lack of working capital and the necessity to allocate a material amount of the limited capital received from equity and debt investment for litigation and related expenses, including payments mandated to be paid to CFV by Court Order. See "Business - Legal Proceedings." The Company anticipated that it would complete the testing of the Machine by September 1, 1995 based upon the expected delivery of the ten pre-production Machines in late July, 1995, but actual testing did not commence until early December, 1995 due to the delayed delivery of such pre-production Machines by Premier. As a result of such testing, certain modifications to the Machine were made. Further, testing occurred on a more limited basis than initially expected due to the lack of working capital discussed herein. Accordingly, no Machines were shipped to distributors in the fiscal year ended January 31, 1996 although a demonstration Machine was shipped to CFV in February, 1996 pursuant to the Company's Settlement Agreement with CFV. See "Business - Legal Proceedings." At the present time, the Company expects to commence commercial production of the Machine in September or October, 1996, although no assurances are given that this date will be met. See "Business - Design and Manufacturing."

        In connection with the development of the Machine, the Company paid $75,000 toward the first $150,000 of development costs as provided in the Manufacturing Agreement with Premier. In April 1994, the Company advanced Premier $125,000 to be applied to the aggregate cost of manufacturing ten pre-production Machines to be placed in strategic locations for beta testing to gather data relating to, among other things, the Machine's performance, marketing trends and customer satisfaction. From May to July, 1995, the Company paid Premier an aggregate of an additional $250,000 ($35,000 for each of ten pre-production Machines less the $125,000 paid in April, 1994). The cost of these Machines was capitalized by the Company for $246,600; however, the only revenue to be realized from the sale of the ten pre-production Machines will be $7,000 per Machine or $70,000 in the aggregate. See

"Business - Design and Manufacturing," and "Audited Financial Statements and Notes" thereto.

        The ten pre-production Machines were placed at beta test sites located at bowling alleys and corporate office centers in the greater Philadelphia area and were monitored over a 90 day period by the Company. Testing of these Machines was successful based upon customer acceptance and approval, taste, price, convenience, Machine operation and the minimum down time experienced. The testing enabled management to correct and improve the Machine in certain key areas to enhance performance and operation. The Company is in the process of tooling certain production parts of the Machine which will then be assembled by a manufacturer being chosen by management for such purpose. See "Business - Design and Manufacturing." Once the Company is able to order Machines from the manufacturer for delivery to purchasers, the Company will require payment from such purchasers on terms which management believes will cover its cash payment requirements to the manufacturer so that the Company will not have to advance cash for Machines or build an inventory, although no assurances are given that this will occur. If management is incorrect, the Company will be required to advance cash to the manufacturer. This will require the Company to raise additional funds. There can be no assurances given that any funding, including that which may be required to be advanced, will be available or if available, on terms satisfactory to the Company.

        The Company presently estimates, based upon current distribution agreements, that it will provide a minimum of up to approximately 2,400 Machines to its existing and possible new distributors during the 12 months following delivery of the first commercial production Machines. This number of Machines is subject to the Company receiving adequate funding from purchasers of the Machines, as to which no assurances are given. Further, although management currently anticipates that commercial production will commence during in September or October 1996, no assurance can be given that this timetable will be met, when such Machines will be shipped or the number that will ultimately be shipped in the next 12 months. If a lesser number of Machines is purchased, the Company's financial condition and operations will be materially and adversely effected.

        The Company has expanded its distributor base during the past several months which currently includes several foreign countries (see below), has reacquired certain distributorships for stock and options and is negotiating the reacquisition of others. Over the last several months, management has been in discussions with parties, who have seen the Machine in its final development stages, for distributorships in South America, the Far East and the Middle East. To date, distribution agreements for Brazil, Israel, Egypt and Jordan have been executed and there are negotiations for other territories. The Company has, however, changed its marketing focus and anticipates operating in other territories directly rather than through distributorships with third parties. See "Business-Marketing through Distributorships." No assurances are given, however, that the Company will continue in this direction or that other distribution agreements or joint venture agreements will not be entered into for other territories. It is management's intention to work closely with its distributors as they take delivery and install and maintain the Machines. This working relationship has been postponed due to the persistent delays in testing and developing a totally new Machine. Further, the Company's financial condition may be materially and adversely effected if any current distributors breach their respective distribution agreements and fail to accept delivery and pay for Machines as required by such agreements. As of this date, however, management is not aware that any existing agreements are currently in breach. Notwithstanding the foregoing, management believes that there may be other channels to distribute the Machine and related products of the Company, including joint venture agreements, which could be as effective and profitable as the existing distribution network is expected to be, although no assurances can be given. Management will continue to seek the most efficient and profitable ways to market and distribute the Machines and the products. See "Business-Marketing through Distributorships."

        As of June 1, 1996 the Company had a total of five (5) full-time employees and expects to hire Leonard Klarich, currently a Company director who has provided consulting services to the Company over the last several months, later in the month. Mr. Klarich, experienced in operating larger companies than the Company, will serve as Executive Vice President responsible for marketing, distribution and administrative matters which will enable Mr. Kelly to concentrate on tooling, production and assembly of the Machine and to secure regulatory approvals and design enhancements. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense, as to which there are no assurances. Such additional employees may include a food technician, a chief operating officer with significant experience in the vending machine business, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months, if any.

        Due to the continued and significant lack of working capital and the restrictions on cash expenditures resulting from the CFV Order in the first quarter of the current fiscal year, the Company had been unable to finalize new and expansive marketing literature to assist it and its distributors in marketing its Machines. Management believes that it has resolved the severe financial problems it has experienced in the past and that the Company will now be able to move forward with its marketing efforts. In this regard, the Company has completed all marketing and warranty materials and the necessary technical manuals relative to the operation of the Machine. Further, it has finalized its training program and completed an instructional video for distributors and the technicians who will service the Machine. In the past, the Company had retained and may in the future retain consultants with significant experience in marketing and advertising and in the food vending business to assist the Company with its marketing efforts as well as other related matters. On May 23, 1996 the Company entered into a consulting agreement with LBI, Group, Inc. ("LBI") to provide certain business consulting services, including marketing, for a 12 month period, subject to prior termination by either party upon at least 30 days prior notice. In consideration thereof, the Company has agreed to grant an option to LBI to purchase 4,000,000 (pre-split) shares of free-trading common stock at an exercise price of $.05 per share.

        Since its inception, the Company has had no revenues from operations and has relied almost exclusively on shareholder loans, distribution deposits and private securities transactions to raise working capital to fund operations. At January 31, 1996 the Company had approximately $5,200 in cash. Until the most recent investment of $1,250,000, as described below, funding had been substantially inadequate to allow the Company to complete its plan of operation. Accordingly, the Company has raised additional funds through the sale of restricted common stock to the extent possible (see below). The Company expects that it will be required to seek additional funding for marketing and related purposes but anticipates, although no assurances can be given, that working capital, from revenues produced by the anticipated sale and distribution of Machines sold in the current fiscal year, will help to fund this need. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand marketing over the next 12 months.

        In February, 1995, the Company received a $50,000 loan from an unaffiliated accredited individual. The loan, evidenced by a promissory note bearing interest at 12% per annum, was personally guaranteed by Mr. Gary Arzt, then Chairman of the Board of the Company. As further consideration for the loan, the individual received 100,000 shares of restricted common stock. In May, 1995, the loan was converted into 625,000 shares of restricted common stock at a conversion price of $.08 per share. Accrued interest of $1,500 was paid at such time. In August, 1995, the same investor purchased an additional 625,000 shares of restricted common stock for $50,000. See "Certain Relationships and Related Transactions."

        In February, 1995 an option was granted to Jonathan Rahn, whom, through his company J.R. Consultants, Inc., was a consultant to the Company. The option was granted in lieu of any and all compensation to be paid to Mr. Rahn or his company pursuant to an October 1, 1994 consulting agreement. The option was for 1,100,000 shares of common stock, at $.045 per share, to be registered on a registration statement on Form S-8 which was filed with the Commission on March 15, 1995. The option was exercised in full in February, 1995 and the Company received an aggregate of $50,000 from the exercise of this option.

        In March, 1995, the Company received $175,000 in the form of a loan from International Tasty Fries, Inc. (formerly known as Canadian Tasty Fries, Inc.), a publicly traded Nevada corporation which, through its affiliates, was a distributor of the Company's Machines in Canada, and in the seven German speaking European countries. See "Business." In April, 1995, the loan was converted into equity upon the further investment of $625,000 ($800,000 in the aggregate) for the purchase of 10,000,000 shares of the Company's restricted common stock at $.08 per share. In connection with such purchase, International Tasty Fries ("ITF") received the exclusive distribution rights for certain additional European countries for an aggregate exclusive distributorship fee of $4,000,000 payable in accordance with the terms of its distributorship agreement. In addition, ITF designated two members to serve on the Company's Board of Directors and had agreed to purchase an additional 15,000,000 shares of restricted common stock in July, 1995 at $.08 per share for aggregate gross proceeds of $1,200,000 and a distribution agreement for several states in the United States. This second tranche of funding was never consummated. Pursuant to the agreement between the Company and ITF, one director was immediately removed from the Board and ITF did not receive the additional distributorships in the United States. See "Management" and "Certain Relationships and Related Transactions."

        In September, 1995, the Company entered into an agreement with Acumen Services, Ltd. an off-shore Abaco, Bahamas company ("Acumen"), to purchase an aggregate of 21,500,000 shares of common stock of the Company for a purchase price of no less than $.10 per share payable pursuant to the terms of a Promissory Note from Acumen providing for payment of the purchase price on the earlier to occur of (i) the date that commercial production of the Machine commences or (ii) January 2, 1996. In late November, 1995 when it was apparent that the delayed beta testing was about to commence, management and Acumen agreed to provide for payment of the purchase price to occur solely upon commercial production of the Machine.

The 21,500,000 shares were held in escrow until October, 1995 when the Company agreed to the transfer of 3,900,000 shares from Acumen to its Trustee (an off-shore, non-U.S. person pursuant to Regulation S) and subject to payment in full for all shares so transferred as agreed. The Trustee and Acumen executed Regulation S representation letters and the Trustee also executed a Guaranty and Indemnity in favor of the Company agreeing to return the shares or pay for them upon the written request of the Company. In January, 1996 the Company agreed to the transfer of an additional 3,000,000 shares by Acumen to the Trustee in the same manner and new Regulation S representation letters were executed by both parties and a Guaranty and Indemnity relative to such shares was executed by the Trustee. During the last quarter of the fiscal year ended January 31, 1996, Acumen transferred 2,000,000 of such shares to two non-U.S. persons in two separate off-shore transactions in conformity with Regulation S. Such non-U.S. persons thereafter directly paid the Company for these shares, in the aggregate amount of $100,000 (USD), representing a decrease in the price to be paid by Acumen to $.05 per share, based upon the then current market price of the Company's common stock. The balance of the shares issued to Acumen were cancelled and returned to the Company's treasury in late May, 1996. A written request for either the return of 3,900,000 shares transferred to the Trustee or payment therefore was sent to the Trustee on May 30, 1996 but as of the date hereof, the shares have not been returned or paid for. The Company is currently determining what action it will take.

        In September and October, 1995, the Company raised an aggregate of $185,000 through the sale of an aggregate of 2,000,000 shares of common stock. Of such amount, 1,000,000 restricted shares were sold to an Alabama investor at $.085 per share and an additional 1,000,000 shares were sold to a non-U.S. person in an off-shore transaction pursuant to Regulation S for $.10 (USD) per share.

        On April 30, 1996 the Company entered into a Stock Purchase Agreement with an accredited investor to purchase an aggregate of 25,000,000 shares of restricted common stock at a purchase price of $.05 per share for aggregate gross proceeds to the Company of $1,250,000 payable (i) $500,000 on April 30, 1996 for 10,000,000 shares and (ii) the balance of $750,000 payable on or before May 30, 1996. An aggregate of $1,250,000 was paid to the Company on or before May 31, 1996. The Stock Purchase Agreement, among other things, also provides for (i) the investor to receive 250,000 (post-split) shares of restricted common stock in consideration for the investment after the reverse split is effective,
(ii) the appointment of a nominee to the Board of Directors, and (iii) the purchase of up to an additional $1,000,000 of restricted common stock promptly after a reverse stock split is approved by a majority of the Company's issued and outstanding shares of voting stock. As of the date hereof, neither the date of the vote on the reverse stock split nor the reverse stock split ratio have been set. Assuming the approval of the reverse stock split by the shareholders, the number of post-split shares to be purchased by the investor for the $1,000,000 shall be determined by dividing $1,000,000 by the average of the bid and asked price of the common stock on the effective date of the reverse split. Further, the Stock Purchase Agreement provides that Edward Kelly, President of the Company, shall be issued 1,500,000 post-split shares of common stock for past, present and future services to the Company, exclusive of any salary, bonus or other compensation in any form received or to be received by Mr. Kelly, based upon a reverse split resulting in no greater than 6,000,000 shares of the Company's common stock to be outstanding. All shares received by the investor and Mr. Kelly will be restricted and be registered in a registration statement, together with the shares underlying the warrants described below, to be filed with the Commission within 60 days from the date of payment for all 25,000,000 shares. Both the investor and Mr. Kelly have agreed not to sell such shares for 60 days from the effective date of such registration statement. The investor and Mr. Kelly shall also receive anti-dilution warrants to purchase the lesser of (i) 5,000,000 shares of restricted common stock or (ii) such amount of shares to ensure that each of them shall maintain ownership of no less than 25% of the issued and outstanding common stock of the Company at any time for a period of three years from May 29, 1996 at an exercise price equal to the average of the bid and asked price per share on the effective date of the reverse split. See "Business" and "Certain Relationships and Related Transactions."

ITEM 7. FINANCIAL STATEMENTS.

        Audited consolidated balance sheets as of January 31, 1996 and 1995, and related statement of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1996 are included after Item 12. herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

        Management is not aware, and has not been advised by any former accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Management has not consulted the accountants regarding either the application of accounting principles to any specified transaction or any disagreement with any former accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
        ACT.

        (A)    IDENTIFICATION OF DIRECTORS.

        The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                                         POSITIONS
             NAME                   AGE                  WITH COMPANY

        Gary J. Arzt                55                   Chairman of the
                                                         Board, Secretary*

        Edward Kelly                59                   President,
                                                         Treasurer and
                                                         Director**

        Jurgen A. Wolf              61                   Director**

        Leonard Klarich             61                   Secretary/Director**

        Ian Lambert                 50                   Director
- --------------------------------------------------------------------------------

 * Mr. Arzt was removed as Director on June 1, 1996 by consent of two-thirds of the shares entitled to vote in accordance with Nevada law and was removed as Secretary by the Board of Directors on June 3, 1996.

** Member of Executive Committee of the Board of Directors. Mr. Klarich was also appointed Secretary by the Board on June 3, 1996.

        EDWARD KELLY, Blue Bell, Pennsylvania. Mr. Kelly has been President of the Company since June 10, 1994, and a director since April, 1994. He was appointed a member of the Executive Committee on September 18, 1995. From January, 1994 until June 10, 1994 he was Executive Vice President of the Company. Mr. Kelly was President and a Director of Mega Manufacturing Co., Inc., a private manufacturing company from 1980 to 1994. Mr. Kelly has been involved in the engineering and design of the Machine and is part owner of Premier, the Machine's manufacturer. Mr. Kelly received a degree in Mechanical Engineering from Penn State University and is a member of the American Association of Professional Engineers and the American Federation of Engineers. See "Business - Design and Manufacturing."

        GARY J. ARZT, Bal Harbour, Florida. Mr. Arzt was Chairman of the Board of Directors from June, 1993 and Secretary since February, 1995 until removed by the shareholders by consent on June 1, 1996 and terminated by the Board on June 3, 1996, respectively. From September, 1992 until June, 1993 he was President of the Company. Mr. Arzt is a private investor who has extensive business experience in the United States and the Far East including marketing of consumer products. Since August, 1991, he has been President of Threadneedle Holdings, Inc., a private Florida corporation which is a venture capital and holding company. Mr. Arzt graduated from the University of North Carolina with a B.S. in Business Management in 1962. See "Certain Relationships and Related Transactions."

        JURGEN WOLF, Vancouver, British Columbia, Canada. Mr. Wolf has been a director of the Company and a member of the Executive Committee of the Board of Directors since September 18, 1995. Since 1983, he has been President of J.A. Wolf Projects Ltd., a private Vancouver company engaged in commercial and industrial contracting. He was a director of Yukon Spirit Mines and is a director and the controlling shareholder of Adelaide Vending (Canada) Ltd., both of which are and were distributors, respectively, of the Company's Machine. He also was a co- distributor of the Machine in the United Kingdom but those rights were terminated in April, 1995 for non-payment of part of the distribution deposit by his co-distributor. Mr. Wolf also serves as a director of five (5) Canadian public companies, which include OJ Oil and Gas Corporation, Gulfside Industries, Ltd., Shoreham Resources, Ltd., Zeus Oil and Gas Corporation and Key Capital Group, Inc. See "Business - Marketing Through Distributorships" and "Certain Relationships and Related Transactions."

        IAN LAMBERT, North Vancouver, British Columbia, Canada. Mr. Lambert was appointed as a director of the Company in July, 1995 and was re-elected to the Board in September, 1995. He is the President of International Tasty Fries, Inc. ("ITF"), a major shareholder in the Company, and Yukon Spirit Mines Ltd., both of which are affiliates of the other and each of which have distributorship agreements with the Company for territories in North America and Europe. Mr. Lambert has been involved with the financing and management of numerous resource and industrial based public companies, both in Canada and the U.S., since the early 1980's, and currently is on the Board of seven (7) publicly-traded companies. Prior to that time, he was an Information Systems executive with MacMillan Bloedel Ltd. and also the Manager, Systems Consulting for the Vancouver office of Deloitte Haskins & Sells. Mr. Lambert received a Bachelor of Commerce and Quantitative Analysis from the University of Saskatchewan in Canada in 1970. See Business - Marketing Through Distributorships" and

"Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation."

        LEONARD KLARICH, Knoxville, Tennessee. Since September, 1995, Mr. Klarich has been a director of the Company and also was a consultant to management from March through May, 1996. Mr. Klarich is expected to be retained as Executive Vice President of the Company in June, 1996 to assist in the day to day operations of the Company, with specific emphasis on distribution networks, distributors and marketing. Mr. Klarich was Chairman of the Board of K & D, a high-tech graphic design company located in Woodland Hills, California until early 1996. From 1976 to 1989 he owned and operated Avecor, Inc., a color for plastics manufacturing company with yearly sales in 1976 of $3,000,000. He sold Avecor in 1989 when its sales exceeded $40,000,000. Prior thereto, he spent a number of years as a chief operating officer of companies in need of turnaround due to financial concerns. Mr. Klarich started his business career as a System Engineer for I.B.M. He received a Bachelor of Arts from Hofstra University in 1967 and a Masters Degree in Marketing Research from the City College of New York.

        (B)  DIRECTORSHIPS.

        The current directors hold no other directorships in any Company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any Company registered as an investment Company under the Investment Company Act of 1940, except as disclosed herein.

        (C)    IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

               None

        (D)    FAMILY RELATIONSHIPS.

               None.

ITEM 10.       EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                    ANNUAL COMPENSATION      LONG TERM COMPENSATION
                    -------------------      ----------------------
                                                  AWARDS     PAYOUTS

NAME       FISCAL                     OTHER                             ALL
AND        YEAR                       ANNUAL   RESTD.                   OTHER
PRINCIPAL  ENDED                      COMPEN-  STOCK            LTIP    COMPEN-
POSITION JANUARY 31  SALARY   BONUS   SATION   AWARDS  OPTIONS PAYOUTS  SATION
- -------------------------------------------------------------------------------

Gary D.     1996    $  0       0.00      0      None    None     None    (1)
Arzt(1)     1995    $  0       0.00      0      None    None     None    (1)
            1994    $  0       0.00      0      None    None     None    (1)
            1993    $  0       0.00      0      None    None     None    (1)

Edward C.   1996      (2)      0.00      0      None    (2)      None    (2)
Kelly(3)    1995      (2)      0.00      0      None    (2)      None    (2)
            1994      (2)      0.00      0      None    (2)      None    (2)

- -----------------------------

        (1) Mr. Arzt, who was Chairman of the Board of Directors until June 1, 1996, served as President from September, 1992 until June, 1993. See "Management." He also served as Secretary from September, 1992 until June 3, 1996. He received 500,000 shares of common stock issued pursuant to a Registration Statement on Form S-8 filed with the Commission in November, 1994 for services rendered to the Company during his tenure as President for which he received no other compensation. He also received 500,000 shares of common stock issued pursuant to a Registration Statement on Form S-8 filed with the Commission on September 28, 1995. Such shares had previously been issued by Board resolution for services rendered to the Company without cash compensation and were subsequently cancelled and reissued under such Form S-8. Does not include accrued director compensation or non-employee director options.

        (2) Mr. Kelly has served as President and Treasurer of the Company since June 10, 1994, a director since April, 1994 and was Executive Vice President from January, 1994 to June 10, 1994. Mr. Kelly received $20,000 on February 1,1994 for services rendered to the Company since October, 1993. He was granted an option in April, 1994 for 250,000 shares of restricted common stock exercisable at $.50 per share which was subsequently rescinded on July 8, 1994 by the Board and granted an option for 1,000,000 shares of restricted common stock exercisable at $.10 per share at any time until March 15, 1997. Pursuant to the terms of his October 1, 1994 employment agreement, Mr. Kelly received 960,000 shares of Common Stock issued pursuant to a Registration Statement on Form S-8 filed with the Commission in November, 1994 for services rendered to the Company from February, 1994 to June, 1994. For the fiscal year ended January 31, 1995, Mr. Kelly received an aggregate of $49,000 in cash payments and Mr. Kelly or his assigns received an aggregate of 75,000 shares of restricted common stock in accordance with the terms of his employment agreement. For the fiscal year ended January 31, 1996, Mr. Kelly received an aggregate salary of $180,000, consisting of $160,000 in cash and 2,184,127 shares of restricted common stock pursuant to the terms of his employment agreement which was amended effective as of May 1, 1995 and provides (i) for salary of $20,000 per month of which $10,000 accrues until the Company is financially able to pay the accrued amount or Mr. Kelly elects to convert all or part of such accrued amount into restricted common stock at a conversion price of $.20 per share, (ii) an annual bonus or bonuses, if any, in an amount to be determined by the Board of Directors in its sole discretion, (iii) 2,000,000 shares of common stock as additional compensation for all services provided to the Company from June 4, 1994 through April 30, 1995 to be registered on Form S-8. He received the 2,000,000 shares of common stock issued under a Registration Statement on Form S-8 filed with the Commission on September 28, 1995 for services rendered to the Company from June 4, 1994 through April 30, 1995. This table does not include (i) $10,000 paid each month by H&R Industries, Inc., from January, 1994 through September, 1995, which amount is included in the total development cost of the Machine, (ii) accrued director compensation, or (iii) shares and warrants to be issued to Mr. Kelly pursuant to the Stock Purchase Agreement. See "Business - Design and Manufacturing," "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation," "Management" and "Certain Relationships and Related Transactions."

OPTION GRANTS IN 1995

        There were no options granted in the fiscal year ended January 31, 1996 to any officer. See "Executive Compensation." Pursuant to the 1995 Stock Option Plan adopted by the Board of Directors on July 1, 1995 and approved by the shareholders on September 18, 1995, non-employee directors receive options under a formula set forth in such Stock Option Plan determined by dividing the annual director's fee paid or accrued (accrued approximately $2,500.00 on a pro rata basis from September 18, 1995 through December 15, 1995) by the fair market value per share of common stock on the date of the grant ($.12 at December 15, 1995). Each of Messrs. Arzt, Klarich, Wolf and Lambert received an option to purchase 20,833 shares of common stock under the Stock Option Plan at an exercise price of $.12 (representing fair market value per share as of December 15, 1995), which options expire December 15, 2005.

        (D)    AGGREGATED OPTION/SAR EXERCISES AND FISCAL
        YEAR END OPTION/SAR VALUE TABLE

               None

        (E)  LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

               None

        (F)    COMPENSATION OF DIRECTORS.

               The Directors were not entitled to compensation prior to September 18, 1995. At the Board of Directors meeting held on September 18, 1995, the Board voted to approve payment of annual directors' fees of $10,000 per director plus reasonable expenses commencing as of such date. Payments for the fiscal year ending January 31, 1996 would be accrued on a pro rata basis for the year and paid when the Company was financially able to do so. All such accrued compensation has been included in the audited financial statements for Gary J. Arzt, Edward C. Kelly, Jurgen Wolf, Ian Lambert and Leonard Klarich. See "Audited Financial Statements."

        (G)    EMPLOYMENT CONTRACTS AND TERMINATION OF
        EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

        On October 1, 1994 the Company entered into an employment agreement with Edward Kelly, its President and Treasurer. The employment agreement was for a three year term commencing retroactively to October 1, 1993 (the date on which Mr. Kelly began providing design, engineering and consulting services to the Company) and was automatically renewable for additional one year terms after expiration on September 30, 1996. Compensation was $10,000 per month commencing on October 1, 1994, of which $4,000 was payable in cash and the balance of $6,000 accrued until the Company was financially able to pay the balance or Mr. Kelly converted the unpaid amount into restricted common stock at a conversion price of $.20 per share. In addition, Mr. Kelly received 960,000 shares of common stock registered on a Form S-8 registration statement filed with the Commission in November, 1994 for services provided to the Company from October 1, 1993 through February 28, 1994 and 2,000,000 shares of common stock registered on a Form S-8 registration statement filed with the Commission on September 28, 1995. The employment agreement was subsequently amended but effective as of May 1, 1995 to provide the following changes: (i) salary of $20,000 per month payable $10,000 in cash with $10,000 accruing until the Company is financially able to pay such amount or Mr. Kelly elects to convert all or any part of such amount into restricted common stock based on a conversion ratio of $.20 per share; (ii) an employment term until April 30, 2001; (iii) an annual bonus or bonuses, if any, in an amount to be determined by the Board of Directors in its sole discretion; (iv) 2,000,000 shares of common stock registered on Form S-8 as additional compensation for all services provided by Mr. Kelly to the Company from June 4, 1995 to April 30, 1995. All other terms and conditions of the October 1, 1994 employment agreement remain in full force and effect. The employment agreement, as amended, is automatically renewable for additional one (1) year terms without any further action by the Company or Mr. Kelly. The employment agreement, as amended, may be terminated by the Company for certain enumerated causes or upon written notice of the Company to Mr. Kelly 60 days prior to the end of any term or renewal thereof.

        The Company has from time to time entered into consulting agreements with outside consultants relating to different aspects of its business; however, it did not enter into any such agreements with current or former employees, officers or directors during the fiscal year ended January 31, 1996. Commencing in March, 1996, Leonard Klarich, a director of the Company since September, 1995, provided consulting services to the Company through May 31, 1996 and will receive as compensation for such services 1,000,000 shares of common stock at a price of $.05 per share to be paid by Mr. Klarich to the Company. Such shares will be registered in and issued under a registration statement on Form S-8 to be filed with the Commission in July, 1996.

        (H)    REPORT ON REPRICING OF OPTIONS/SARS

               None

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

        (A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

        The following table sets forth, as of June 1, 1996, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of Common Stock:

NAME AND ADDRESS OF          AMOUNT AND NATURE OF                PERCENT
BENEFICIAL OWNER             BENEFICIAL OWNERSHIP(1)             OF CLASS
- ----------------             -----------------------             --------

International Tasty                 10,300,000                     11.7%
  Fries, Inc.
Suite 602
595 Howe Street
Vancouver, B.C. V6C 2T5

Whetstone Ventures                  25,000,000                     28.4%
  Corporation, Inc.
11 Waterfront Estates
Estates Drive
Lancaster, PA 17602
- --------------------------------------

        (1) All of these shares are shown of record as of June 1, 1996, pursuant to the Company's stock transfer records. Does not include (i) a presently exercisable option held by California Food & Vending, Inc. to acquire 2,000,000 shares of restricted common stock at $.10 per share at any time until February 1, 1999 and (ii) an option granted to LBI for business consulting services for 4,000,000 pre-split shares exercisable at $.05 per share.

        (b)    SECURITY OWNERSHIP OF MANAGEMENT.

        The following table sets forth, as of June 1, 1996 the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

NAME AND ADDRESS OF          AMOUNT AND NATURE OF                PERCENT
BENEFICIAL OWNER             BENEFICIAL OWNERSHIP                OF CLASS
- ----------------             --------------------                --------

Edward C. Kelly                      3,499,127                     4.0%
650 Sentry Parkway
Suite One
Blue Bell, PA 19472(1)

Jurgen A. Wolf                       2,020,833                     2.3%
1285 West Pender Street
Vancouver, B.C. Canada(2)(3)

Leonard Klarich                         20,833                      *
839 Claybrook Court
Knoxville, TN 37923(2)

Ian D. Lambert                      10,320,833                    11.7%
1220 Eastview Road
North Vancouver, B.C.
(Canada) V7J1L6(2)(4)

All Officers and Directors
as a group (4 persons)              15,861,626                    18.0%
- ----------------------------------

*       Less than 1%.

(1) Includes (i) an option for 1,000,000 shares of restricted common stock presently exercisable at $.10 per share until March 15, 1997, as calculated in accordance with Rule 13d-3, (ii) 349,127 shares of common stock held by Irene Kelly, his wife, as to which Mr. Kelly claims beneficial ownership, and (iii) 2,150,000 shares. Does not include 1,500,000 post-split shares and certain anti-dilution warrants to be issued immediately after the effective date of the reverse stock split of the outstanding common stock is approved by the shareholders pursuant to the terms of the April 30, 1996 Stock Purchase Agreement.

(2) Includes options to purchase 20,833 shares of common stock exerciseable at $.12 per share until December 15, 2005, granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995.

(3) Includes 1,000,000 shares of common stock issued to Adelaide Vending (Canada) Ltd. for the reacquisition by the Company of the Canadian distributorship and an option granted to Adelaide for 1,000,000 shares of common stock exercisable at $.25 per share until September 1, 1997, as calculated in accordance with Rule 13d-3. Mr. Wolf is a director and the controlling shareholder of Adelaide.

(4) Includes 10,300,000 issued to ITF for its purchase in 1995 of an aggregate of 10,300,000 shares of restricted common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation."

        (C)    CHANGES IN CONTROL.

        Except as described in this Report, there are no arrangements, known to the Company, including any pledge by any person of securities of the Company or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In April, 1993, the Company issued a promissory note to Mr. Gary Arzt, then Chairman of the Board of the Company, for up to

$300,000 in funds which may be advanced to the Company. Such note was superseded on October 31, 1993 by a new promissory note in the amount of $129,946.55 ("Note"). The Note, which bears interest at 8% per annum payable in quarterly installments, was due on or before November 1, 1994. In April, 1995, the Note was partially repaid in the amount of $79,947. As of June 1, 1996 there is a principal balance of $50,000 plus accrued interest of $3,781.20 accruing at 8% per annum. The Note was extended, but required to be paid by the Company, when funds became reasonably available to do so, by August 1, 1995. Mr. Arzt has demanded that the Company pay this Note together with all accrued interest and other expenses. See "Audited Financial Statements and Notes" thereto.

        In February, 1995, the Company issued a promissory note to an unaffiliated accredited individual for $50,000 plus 12% interest per annum. The note was personally guaranteed by Mr. Arzt, then Chairman of the Board. The note, payable in 90 days, was converted by the holder into 625,000 shares of restricted common stock in May, 1995 at $.08 per share. Interest of $1,500 on the note was paid by the Company in May, 1995. The individual also purchased an additional 625,000 shares of restricted common stock at $.08 per share in August, 1995 for aggregate gross proceeds to the Company of $50,000. See "Management's Discussion and Analysis of Financial Condition - Plan of Operation."

        In May, 1995, the Company loaned Mr. Kelly $50,000 at 10% interest per annum. As of June 1, 1996, Mr. Kelly owed the Company $55,000. Arrangements are currently being made by the Company and Mr. Kelly for the repayment of this loan.

        In September, 1995 the Company reacquired its Canadian distributorship from Adelaide Vending (Canada) Ltd. for 1,000,000 shares of common stock and an option to purchase 1,000,000 shares of common stock for two years at an exercise price of $.25 (USD) per share , all pursuant to Regulation S. Mr. Jurgen Wolf, a director of the Company, is a director and the controlling shareholder of Adelaide Vending (Canada) Ltd. See "Business-Marketing through Distributorships" and "Management".

                        TASTY FRIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995

       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1996

                          INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF TASTY FRIES, INC. AND SUBSIDIARY


WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.) AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) AS OF JANUARY 31, 1996 AND 1995, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDER'S EQUITY (DEFICIENCY), AND CASH FLOWS FOR THE YEARS THEN ENDED AND FOR THE PERIOD FROM OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1996. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF TASTY FRIES, INC. AND SUBSIDIARY AS OF JANUARY 31, 1996 AND 1995, AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR THE YEARS THEN ENDED AND FROM OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1996, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS SHOWN IN THE FINANCIAL STATEMENTS, THE COMPANY HAS INCURRED NET LOSSES SINCE ITS INCEPTION AND HAS EXPERIENCED LIQUIDITY PROBLEMS. UNLESS THE COMPANY CAN CONTINUE TO OBTAIN FINANCING FROM THE ISSUANCE OF COMMON STOCK AND/OR THROUGH LOANS, SUBSTANTIAL DOUBT ARISES ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

SCHIFFMAN HUGHES BROWN


JUNE 10, 1996

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 1996 AND 1995



                                     ASSETS

                                                   1996            1995
                                                   ----            ----

CURRENT ASSETS:
   CASH                                       $     5,273      $      305
   VENDING MACHINES                                70,000         200,000
   SUBSCRIPTIONS RECEIVABLE                     2,092,000
   LOAN RECEIVABLE, OFFICER (NOTE 2)               50,000
                                               ----------      ----------
       TOTAL CURRENT ASSETS                     2,217,273         200,305

PROPERTY AND EQUIPMENT, NET OF
 ACCUMULATED DEPRECIATION OF
 $16,834 IN 1996 AND $10,280 IN 1995               30,515          28,765
                                               -----------     ----------

                                               $2,247,788      $  229,070
                                               ===========     ==========




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   NOTE PAYABLE (NOTE 3)                         $   25,000      $   50,000
   NOTE PAYABLE, SHAREHOLDER/OFFICER (NOTE 4)        50,000         129,947
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES            549,283         794,845
   UNEARNED REVENUE (NOTE 5)                        356,000         436,000
                                                 -----------     ----------
       TOTAL CURRENT LIABILITIES                    980,283       1,410,792
                                                 -----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIENCY):
   COMMON STOCK, $.01 PAR VALUE;
    AUTHORIZED 100,000,000 SHARES;
    ISSUED AND OUTSTANDING 76,000,495
    SHARES AT JANUARY 31, 1996 AND
    31,226,993 AT JANUARY 31, 1995                  760,005         312,270
   ADDITIONAL PAID-IN CAPITAL                     5,129,270       1,613,290
   DEFICIT ACCUMULATED IN DEVELOPMENT STAGE      (4,621,770)     (3,107,282)
                                                  -----------     -----------
                                                  1,267,505      (1,181,722)
                                                 -----------      -----------

                                                 $2,247,788      $  229,070
                                                 ===========     ============


       See independent auditor's report and notes to financial statements
                                     38

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1996




                                         CUMULATIVE
                                           SINCE
                                         INCEPTION          1996            1995
                                        ------------    ------------    -----------
REVENUES                                $        618    $        618    $         0
                                        ------------    ------------    -----------

COSTS AND EXPENSES:

   MACHINE AND PRODUCT DEVELOPMENT           759,104         402,615         47,400
   SELLING, GENERAL AND ADMINISTRATIVE     3,822,585       1,086,033      1,426,638
                                        ------------    ------------    -----------

                                           4,581,689       1,488,648      1,474,038
                                        ------------    ------------    -----------

NET LOSS BEFORE INTEREST AND
 OTHER INCOME                             (4,581,071)     (1,488,030)    (1,474,038)

OTHER INCOME (EXPENSE):
   OTHER INCOME                               15,000                         10,000
   INTEREST EXPENSE                          (55,699)        (26,458)       (14,895)
                                        ------------    ------------    -----------
                                             (40,699)        (26,458)        (4,895)
                                        ------------    ------------    -----------

NET LOSS                                $ (4,621,770)   $ (1,514,488)   $(1,478,933)
                                        ============    ============    ===========

NET LOSS PER SHARE OF COMMON STOCK      ($       .06)   ($       .03)   ($      .05)
                                        ============    ============    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                       46,498,559      27,401,329
                                                        ============    ============

       See independent auditor's report and notes to financial statements

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               FOR THE PERIOD FEBRUARY 1, 1994 TO JANUARY 31, 1996


                                                          PAID                            TOTAL
                                          COMMON           IN           RETAINED       STOCKHOLDER
                                           STOCK         CAPITAL        EARNINGS          EQUITY
                                          ------         -------        --------       -----------
BALANCE, FEBRUARY 1, 1994                 259,454        944,046        (1,628,349)      (424,849)

ISSUED 3,129,999 SHARES                    30,800        547,950                          578,750

ISSUED 2,151,622 SHARES FOR SERVICES       22,016        121,294                          143,310

NET LOSS FOR THE YEAR ENDED
 JANUARY 31, 1995                                                       (1,478,933)    (1,478,933)
                                       -----------  -------------      ------------    ------------

BALANCE, JANUARY 31, 1995                 312,270      1,613,290        (3,107,282)    (1,181,722)

ISSUED 36,415,000 SHARES                  364,150      3,000,350                        3,364,500

ISSUED 6,733,502 SHARES FOR SERVICES       67,335        381,880                          449,215

ISSUED 625,000 SHARES FOR
 LOAN CONVERSION                            6,250         43,750                           50,000

ISSUED 1,000,000 SHARES FOR
 REPURCHASE OF DISTRIBUTORSHIP             10,000         90,000                          100,000

NET LOSS FOR THE YEAR ENDED
 JANUARY 31, 1996                                                       (1,514,488)    (1,514,488)
                                         ---------   ------------      -----------     -----------

BALANCE, JANUARY 31, 1996                $760,005     $5,129,270       $(4,621,770)    $1,267,505
                                         =========    ===========      ============    ==========

       See independent auditor's report and notes to financial statements
                                       40


                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1996

                                                   CUMULATIVE
                                                      SINCE
                                                    INCEPTION          1996           1995
                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                            $(4,621,770)   $(1,514,488)   $(1,478,933)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:
  DEPRECIATION                                           16,834          6,554          4,500
  SUBSCRIPTIONS RECEIVABLE                           (2,092,000)    (2,092,000)
  OTHER ASSETS                                          (70,000)       130,000       (125,000)
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 549,284       (245,562)       682,889
  UNEARNED REVENUE                                      356,000        (80,000)        80,000
                                                    -----------    -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                (5,861,652)    (3,795,496)      (836,544)
                                                    -----------    -----------    -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY AND EQUIPMENT                    (47,350)        (8,304)       (14,544)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  ISSUANCE OF COMMON STOCK                            5,184,250      3,564,500        578,750
  ISSUANCE OF COMMON STOCK FOR SERVICES                 630,025        449,215        143,310
  CONVERSION OF NOTE PAYABLE INTO
    COMMON STOCK                                         75,000        (50,000)
  LOAN RECEIVABLE, OFFICER                              (50,000)       (50,000)
  NOTE PAYABLE, CURRENT                                  25,000        (25,000)
  SHAREHOLDER NOTE                                       50,000        (79,947)
                                                    -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             5,914,275      3,808,768        722,060
                                                    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                           5,273          4,968       (129,028)
CASH, BEGINNING BALANCE                                       0            305        129,333
                                                    -----------    -----------    -----------

CASH, ENDING BALANCE                                $     5,273    $     5,273    $       305
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  CASH PAID FOR INTEREST                            $    35,351    $    22,636    $    11,620
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
  ISSUANCE OF COMMON STOCK FOR SERVICES             $   630,025    $   449,215    $   143,310
                                                    ===========    ===========    ===========
  ISSUANCE OF COMMON STOCK FOR
   CONVERSION OF NOTE PAYABLE                       $    50,000    $    50,000              $
                                                    ===========    ===========    ===========


       See independent auditor's report and notes to financial statements

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1996 AND 1995




1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

      ON JULY 31, 1991 METRO SYSTEMS INC., A NEVADA CORPORATION, ACQUIRED 100% OF THE OUTSTANDING STOCK OF ADELAIDE HOLDINGS, INC., A DELAWARE CORPORATION, FOR 13,500,000 SHARES OF ITS COMMON STOCK. THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A RECAPITALIZATION. METRO SYSTEMS INC. HAD NO ASSETS OR LIABILITIES AT THE TIME OF THE RECAPITALIZATION AND CHANGED THE NAME OF METRO SYSTEMS INC. TO ADELAIDE HOLDINGS, INC. EFFECTIVE OCTOBER 1, 1993 ITS NAME WAS CHANGED TO TASTY FRIES, INC.

      THE COMPANY IS A DEVELOPMENT STAGE COMPANY SINCE IT HAS NOT COMPLETED DESIGNING, TESTING, AND MANUFACTURING ITS SOLE PRODUCT, A VENDING MACHINE WHICH WILL COOK AND DISPENSE FRENCH FRIES. THE COMPANY HAS ENTERED INTO A MANUFACTURING REQUIREMENTS AGREEMENT WITH A COMPANY WHICH MANUFACTURES AND ASSEMBLES A VARIETY OF HIGH TECHNOLOGY EQUIPMENT. THE COMPANY HAS RECEIVED TEN MACHINES AND IT IS ANTICIPATED THAT EACH MACHINE CAN BE SOLD FOR APPROXIMATELY $7,000. THE DIFFERENCE BETWEEN THE ANTICIPATED SELLING PRICE AND THE COST TO OBTAIN THE MACHINES HAS BEEN CHARGED TO MACHINE AND PRODUCT DEVELOPMENT COST. THE PRESIDENT OF THE MANUFACTURING COMPANY IS A DIRECTOR OF TASTY FRIES, INC. AND THE PRESIDENT OF TASTY FRIES, INC. OWNS 50% OF THE MANUFACTURING COMPANY. FROM THE CORPORATION'S DATE OF INCEPTION, OCTOBER 18, 1985, TO DATE IT HAS ENGAGED IN VARIOUS BUSINESS ACTIVITIES THAT WERE UNPROFITABLE. THE COMPANY HAD NO REVENUES FROM OPERATIONS SINCE INCEPTION AND ITS ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT ON THE CONTINUATION OF EQUITY FINANCING TO FUND THE EXPENSES RELATING TO SUCCESSFULLY MARKETING THE VENDING MACHINE AND RESOLVING EXISTING LITIGATION (NOTE 9).

      ALL INTERCOMPANY ACCOUNTS AND TRANSACTIONS HAVE BEEN ELIMINATED.

2.    LOAN RECEIVABLE, OFFICER:

      REPRESENT MONIES BORROWED FROM THE COMPANY BY AN OFFICER IN MAY, 1995. THE LOAN IS DUE ON DEMAND, ALONG WITH INTEREST AT 10% PER ANNUM.

3.    NOTE PAYABLE:

      REPRESENTS A SINGLE UNSECURED NOTE FROM A THIRD PARTY SHAREHOLDER WHICH BEARS INTEREST AT THE RATE OF 8% PER ANNUM. THE NOTE WAS DUE JUNE 4, 1993 BUT HAS BEEN EXTENDED INDEFINITELY. THE COMPANY ISSUED TO THE NOTEHOLDER, OPTIONS FOR 400,000 SHARES OF ITS COMMON STOCK WITH AN EXERCISE PRICE OF 35 CENTS PER SHARE. THE COMPANY ISSUED 180,000 AND 90,000 SHARES OF ITS COMMON STOCK ON DECEMBER 22, 1994 AND MAY 4, 1995, RESPECTIVELY, TO THE NOTEHOLDER IN ADDITION TO PAYING $30,600 ON MAY 5, 1995.

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1996 AND 1995





4.    NOTE PAYABLE, SHAREHOLDER/OFFICER:

      THE UNSECURED NOTE FROM EXISTING SHAREHOLDER/OFFICER OF THE COMPANY WHICH BEARS INTEREST AT THE RATE OF 8% PER ANNUM AND IS DUE AND PAYABLE ON DEMAND. THE COMPANY REDUCED THIS NOTE WITH A PAYMENT OF $79,947 ON MAY 1, 1995 TO $50,000.

5.    UNEARNED REVENUE:

      THIS REPRESENTS MONIES RECEIVED FOR DISTRIBUTION RIGHTS OF THE VENDING MACHINES WHICH THE COMPANY IS STILL IN THE PROCESS OF DEVELOPING AND TESTING. DURING THE YEAR ENDED JANUARY 31, 1995, ONE DISTRIBUTOR FORFEITED ITS RIGHTS, AND THE COMPANY RECOGNIZED THE $10,000 RECEIVED DURING 1994 AS OTHER INCOME. THE COMPANY, ON SEPTEMBER 5, 1995, ISSUED 1,000,000 SHARES OF ITS COMMON STOCK TO REPURCHASE THE CANADIAN DISTRIBUTORSHIP RIGHTS WHICH THE COMPANY HAS SHOWN AS UNEARNED REVENUE IN THE AMOUNT OF $100,000.

6.    RELATED PARTY TRANSACTIONS:

      THE COMPANY PAID SALARY TO MR. EDWARD KELLY, THE PRESIDENT AND DIRECTOR, DURING THE FISCAL YEAR ENDING JANUARY 31, 1996 TOTALING $160,000. IN ADDITION, THE COMPANY ALSO ISSUED AN AGGREGATE OF 2,184,127 SHARES OF COMMON STOCK TO MR. EDWARD KELLY REPRESENTING SALARY PAYMENTS IN LIEU OF CASH COMPENSATION FOR SERVICES. DURING THE YEAR ENDING JANUARY 31, 1995, THE COMPANY PAID CONSULTING FEES TO MR. EDWARD KELLY OF $49,000. THE COMPANY ALSO ISSUED 960,000 AND 500,000 SHARES OF COMMON STOCK TO MR. EDWARD KELLY AND MR. GARY ARZT, RESPECTIVELY, FOR THE SERVICES OF MR. EDWARD KELLY PRIOR TO BECOMING PRESIDENT IN JUNE, 1994 AND FOR THE SERVICES OF MR. GARY ARZT AS PRESIDENT FROM SEPTEMBER, 1992 TO JUNE, 1993. MR. GARY ARZT WAS THE COMPANY'S CHAIRMAN OF THE BOARD UNTIL JUNE 1, 1996.

7.    COMMITMENTS AND CONTINGENCIES:

      DURING THE YEAR ENDED JANUARY 31, 1996 AND 1995, THE COMPANY PAID $17,400 AND $9,600, RESPECTIVELY, FOR RENTAL OF OFFICE SPACE. THE COMPANY HAS LEASED THIS OFFICE SPACE AT A MONTHLY RENTAL OF $1,650 UNTIL MAY 31, 1997.

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1996 AND 1995




8.    ISSUANCE OF COMMON STOCK:

      THE TOTAL SHARES ISSUED DURING THE YEAR ENDED JANUARY 31, 1996 WAS 45,773,502; 37,415,000 SHARES WERE SOLD IN PRIVATE PLACEMENTS BY THE COMPANY; 6,733,502 SHARES WERE ISSUED IN PAYMENT FOR ADVERTISING, MARKETING, CONSULTING AND LEGAL SERVICES; 625,000 SHARES WERE ISSUED FOR CONVERSION OF A $50,000 LOAN TO COMMON STOCK AND 1,000,000 SHARES WERE ISSUED FOR THE REPURCHASE OF THE CANADIAN DISTRIBUTORSHIP (SEE NOTE 5).

      THE TOTAL SHARES ISSUED DURING THE YEAR ENDED JANUARY 31, 1995 WAS 5,281,621 SHARES; 3,129,999 SHARES WERE SOLD IN PRIVATE PLACEMENTS BY THE COMPANY AND 2,151,622 SHARES WERE ISSUED IN PAYMENT FOR ADVERTISING, MARKETING, CONSULTING AND LEGAL SERVICES.

9.    LITIGATION:

      FORMER OFFICERS OF THE COMPANY CAUSED THE COMPANY TO GUARANTEE A LEASE FOR ANOTHER CORPORATION OWNED BY THEM. THE OTHER CORPORATION BREACHED ITS LEASE OBLIGATION AND THIS ACTION CAUSED THE LANDLORD TO ASSERT A CLAIM AGAINST THE COMPANY AS GUARANTOR THAT IT WAS DUE APPROXIMATELY $110,000. IN OCTOBER, 1994 THE COMPANY, WITHOUT ADMITTING ANY LIABILITY, SETTLED THE LITIGATION BY PAYING THE LANDLORD $76,000.

      ON OCTOBER 25, 1994 THE COMPANY RECEIVED A COPY OF THE AWARD OF THE ARBITRATOR IN THE AMERICAN ARBITRATION ASSOCIATION MATTER OF CALIFORNIA FOOD & VENDING, INC. (CFV) VS. TASTY FRIES, INC. ET.AL. AN AWARD WAS RENDERED AGAINST THE COMPANY IN THE AGGREGATE AMOUNT OF $279,500 FOR DOMESTIC AND INTERNATIONAL DISTRIBUTION FEES OWED TO THE PLAINTIFF AND $249,500 IN COMPENSATORY DAMAGES. THE AWARD AND COMPENSATORY DAMAGES TOTALING $529,000 HAVE BEEN RECORDED IN THE FINANCIAL STATEMENTS AS OF OCTOBER 31, 1994. PAYMENT PURSUANT TO A SETTLEMENT AGREEMENT WHICH SUPERSEDES THE AWARD BEGAN IN FEBRUARY, 1995 AND WAS SATISFIED IN FULL IN MAY, 1996.

      THE ARBITRATION AWARD ALSO ORDERED (A) THE ENFORCEMENT OF THE TERMS OF THE MEMORANDUM OF UNDERSTANDING DATED MARCH 17, 1992 AND JOINT VENTURE AGREEMENT DATED MAY 14, 1991 WHICH, GENERALLY, PROVIDE FOR THE PAYMENT BY THE COMPANY OF CERTAIN ROYALTIES, FEES AND PROFITS TO CFV IN CONNECTION WITH FUTURE SALES OF COMPANY VENDING MACHINES AND RELATED PRODUCTS, AND
      (B) THE ISSUANCE OF THE COMPANY TO CFV OF AN OPTION FOR THE PURCHASE OF 2,000,000 SHARES OF THE COMPANY'S COMMON STOCK AT A EXERCISE PRICE OF $2.00 PER SHARE THROUGH MARCH 17, 1997.

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1996 AND 1995



9.    LITIGATION (CONTINUED):

      IN CONNECTION WITH THE FOREGOING, AN AWARD WAS ENTERED IN FAVOR OF CROSS-CLAIMANT, WHICH REQUIRES, AMONG OTHER THINGS, THAT THE COMPANY
      ISSUE 1,000,000 SHARES OF UNRESTRICTED COMMON STOCK TO THE CROSS-CLAIMANT. THE FINANCIAL STATEMENTS DO NOT REFLECT THE ISSUANCE OF THESE SHARES.

      ON JANUARY 5, 1995, THE ARBITRATOR IN THE CASE OF CALIFORNIA FOOD AND VENDING, INC. (CFV) VS. THE COMPANY AWARDED CFV AND CROSS-CLAIMANT LEGAL FEES AMOUNTING TO $94,963 AND $4,099, RESPECTIVELY. THE TOTAL OF $99,062 IS RECORDED IN THE FINANCIAL STATEMENTS AS OF JANUARY 31, 1995. PAYMENT PURSUANT TO A SETTLEMENT AGREEMENT WHICH SUPERSEDES THE AWARD BEGAN IN FEBRUARY, 1995 AND WAS SATISFIED IN FULL IN MAY, 1996.

      ON MARCH 15, 1996, THE FEDERAL DISTRICT COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA ISSUED A TEMPORARY PROTECTIVE ORDER (TPO) AGAINST THE COMPANY SINCE THE COMPANY DEFAULTED ON THEIR FEBRUARY, 1996 INSTALLMENT PAYMENT
      TO CFV. THE TPO PROVIDED THAT ANY MONIES RECEIVED BY THE COMPANY CURRENTLY WERE TO BE PAID TO CFV UNTIL ALL MONIES DUE CFV WERE PAID IN FULL. THE COMPANY SATISFIED, IN FULL, THE CFV JUDGMENT IN APRIL AND MAY, 1996 AND RENDERED THE TPO VOID.

      THE COMPANY IS A DEFENDANT IN SEVERAL LAWSUITS ARISING FROM NORMAL BUSINESS ACTIVITIES. MANAGEMENT HAS REVIEWED PENDING LITIGATION WITH LEGAL COUNSEL AND BELIEVES THAT THOSE ACTIONS ARE WITHOUT MERIT OR THAT THE ULTIMATE LIABILITY, IF ANY, RESULTING FROM THEM WILL NOT MATERIALLY AFFECT THE COMPANY'S FINANCIAL POSITION.

10.   SUBSEQUENT EVENTS:

      IN APRIL, 1996 THE COMPANY BORROWED $100,000 FROM A THIRD PARTY AND SUBSEQUENTLY FORWARDED THIS MONEY TO CFV IN PARTIAL SATISFACTION OF THE TPO. THESE BORROWED MONIES ARE INTENDED TO BE REPAID BY THE COMPANY DURING THE FISCAL YEAR ENDING JANUARY 31, 1997 INCLUDING INTEREST AT 10% PER ANNUM.

      ON APRIL 30, 1996, THE COMPANY RECEIVED $500,000 IN FINANCING FROM AN INVESTOR, WHICH ENABLED THE COMPANY TO SATISFY THE CFV TEMPORARY PROTECTIVE ORDER AND WILL ALLOW THE COMPANY TO FACILITATE THE PRODUCTION OF ITS VENDING MACHINE. THE SECOND PHASE OF FINANCING OF $750,000
      OCCURRED ON MAY 31, 1996. IN MAY, 1996, 10,000,000 SHARES OF THE COMPANY'S RESTRICTED COMMON STOCK WAS ISSUED TO THE INVESTOR AT $.05 PER SHARE FOR THE INVESTMENT OF $500,000. THE COMPANY ISSUED AN ADDITIONAL 15,000,000 SHARES OF ITS RESTRICTED COMMON STOCK AT $.05 PER SHARE UPON RECEIPT OF $750,000.

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1996 AND 1995




11.   COMMON STOCK OPTION PLAN:

      THE COMPANY ADOPTED INCENTIVE AND NONQUALIFIED STOCK OPTION PLANS FOR EMPLOYEES EFFECTIVE AS OF SEPTEMBER 18, 1995. THE PLAN ALSO PROVIDES FOR STOCK OPTIONS TO BE ISSUED TO NON-EMPLOYEE DIRECTORS BASED UPON A
      FORMULA SET FORTH IN THE DOCUMENT. THE INCENTIVE STOCK OPTION PLAN IS INTENDED TO QUALIFY UNDER SECTION 422 OF THE INTERNAL REVENUE CODE. UNDER THE TERMS OF THE PLAN, OPTIONS TO PURCHASE COMMON STOCK ARE GRANTED AT NOT LESS THAN THE ESTIMATED FAIR MARKET VALUE AT THE DATE OF THE GRANT AND ARE EXERCISABLE DURING SPECIFIED FUTURE PERIODS.

ITEM 13.              EXHIBITS.

      (A)             THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS
REPORT:

         *10.1        Employment Agreement of Edward Kelly dated October
                      1, 1994

          10.2        Amendment to Employment Agreement

         *10.3        Amendment to Manufacturing Requirements Agreement

         *10.4        Promissory Note from the Company dated February 7,
                      1995

        **10.5        Guarantee of Gary Arzt dated February 7, 1995

        **10.6 Stock Option Agreement between the Company and Edward C. Kelly dated July 8, 1994

       ***10.7 Lease Agreement between the Company and Blue Bell Executive Suites dated May 23, 1995

      ****10.8        1995 Stock Option Plan

          10.9 Stock Purchase Agreement between the Company and Whetstone Ventures Corporation, Inc. dated April 30, 1996

          27          Financial Data Schedule
- -----------------------------------

         * Filed as an exhibit to the Company's Form 10-QSB for the fiscal quarter ended October 31, 1994 and incorporated herein by such reference.

        ** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended January 31, 1994 and incorporated herein by such reference.

       *** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended January 31, 1995 and incorporated herein by such reference.

      **** Filed as an exhibit to the Company's Form 10-QSB for the fiscal quarter ended October 31, 1995 and incorporated herein by such reference.

      (B)             REPORTS ON FORM 8-K.

                      Two Form 8-K's, dated February 27, 1995 and February 21, 1996, were filed with the Commission.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TASTY FRIES, INC.


Date:  June 19, 1996                      By:  /s/ EDWARD C. KELLY
                                             ---------------------------
                                               Edward C. Kelly
                                               President and Principal
                                               Financial Officer


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ EDWARD C. KELLY                        June 19, 1996
- ---------------------------
Edward Kelly,
President, Treasurer &
Director



 /s/ JURGEN A. WOLF                         June 19, 1996
- ---------------------------
Jurgen A. Wolf, Director



 /s/ LEONARD KLARICH                        June 19, 1996
- -------------------------
Leonard Klarich,
Secretary & Director



 /s/ IAN D. LAMBERT                         June 19, 1996
- -------------------------
Ian D. Lambert, Director