Form 10QSB
period 1996-04-30
TASTY FRIES INC
filed 1996-06-24
CIK 791885

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 1996             Commission File No. 33-4460-NY


                                TASTY FRIES, INC.
- --------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            NEVADA                                              65-0259052
- -----------------------------                               --------------------
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


                                  (610)941-2109
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


                             ADELAIDE HOLDINGS, INC.
                       11098 Biscayne Boulevard, Suite 403
                                 Miami, Florida
                                 (305) 899-0200
               --------------------------------------------------
                            (Former name and address)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]                No [ ]

        As of June 1, 1996: 87,900,495 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:

        Unaudited financial statements for the quarterly period covered by this Report are attached hereto.

ITEM 2. PLAN OF OPERATION:

        From 1993 the Registrant encountered significant delays in connection with the production of its french fries vending machine (the "Machine") which resulted from the necessity to design, develop and test a totally new Machine commencing in late 1993. As a result, the Registrant was unable to ship its Machine as originally anticipated by the end of 1993 or as intended in 1994.
The Registrant completed the initial engineering development of the Machine during the last quarter of 1994 but continued to experience delays in the final stages of development and testing throughout 1995, much of which resulted from a material lack of working capital and the necessity to allocate a material amount of the limited capital received from equity and debt investment for litigation and related expenses, including payments mandated to be paid to California Food & Vending, Inc. ("CFV") by the court order granting CFV's motion to assign benefits granted on March 15, 1996 (the "Court Order"). The Registrant anticipated that it would complete the testing of the Machine by September 1, 1995 based upon the expected delivery of the ten pre-production Machines in late July, 1995, but actual testing did not commence until early December, 1995 due to the delayed delivery of such pre-production Machines by Premier Design, Ltd. ("Premier"), the manufacturer of the pre-production Machines. As a result of such testing, certain modifications to the Machine were made. Further, testing occurred on a more limited basis than initially expected due to the lack of working capital discussed herein. Accordingly, no Machines were shipped to distributors in the fiscal year ended January 31, 1996 although a demonstration Machine was shipped to CFV during the first quarter ended April 30, 1996 pursuant to the Registrant's February, 1995 Settlement Agreement with CFV. Another demonstration Machine has been purchased by the Registrant's Israeli distributor and it is currently in the process of being shipped to Israel. At the present time, the Registrant expects to commence commercial production of the Machine in September or October, 1996, although no assurances are given that this date will be met.

        In connection with the development of the Machine, the Registrant paid $75,000 toward the first $150,000 of development costs as provided in the Manufacturing Requirements Agreement (the "Manufacturing Agreement") with Premier. In April, 1994, the Registrant advanced Premier $125,000 to be applied to the aggregate cost of manufacturing ten pre-production Machines to be placed in strategic locations for beta testing to gather data relating to, among other things, the Machine's performance, marketing trends and customer satisfaction. From May to July, 1995, the Registrant paid Premier an aggregate of an additional $250,000 ($35,000 for each of ten pre-production Machines less the $125,000 paid in April, 1994). The cost of these Machines was capitalized by the Registrant for $246,600; however, the only revenue to be realized from the sale of the ten pre-production Machines will be $7,000 per Machine or $70,000 in the aggregate. See "Unaudited Financial Statements and Notes" thereto.

        The ten pre-production Machines were placed at beta test sites located at bowling alleys and corporate office centers in the greater Philadelphia area and were monitored over a 90 day period by the Registrant. Testing of these Machines was successful based upon customer acceptance and approval, taste, price, convenience, Machine operation and the minimum down time experienced. The testing enabled management to correct and improve the Machine in certain key areas to enhance performance and operation. The Registrant is in the process of tooling certain production parts of the Machine which will then be assembled by a manufacturer being chosen by management for such purpose as Premier cannot manufacture the Machine under the terms of the Amendment to the Manufacturing Agreement dated December 30, 1994. Once the Registrant is able to order Machines from a manufacturer for delivery to purchasers, the Registrant will require payment from such purchasers on terms which management believes will cover its cash payment requirements to the manufacturer so that the Registrant will not have to advance cash for Machines or build an inventory, although no assurances are given that this will occur. If management is incorrect, the Registrant will be required to advance cash to the manufacturer. This will require the Registrant to raise additional funds. There can be no assurances given that any funding, including that which may be required to be advanced, will be available or if available, on terms satisfactory to the Registrant.

        The Registrant presently estimates, based upon current distribution agreements, that it will provide a minimum of up to approximately 2,400 Machines to its existing and possible new distributors during the 12 months following delivery of the first commercial production Machines. This number of Machines is subject to the Registrant receiving adequate funding from purchasers of the Machines, as to which no assurances are given. Further, although management currently anticipates that commercial production will commence in September or October,\ 1996, no assurance can be given that this timetable will be met, when such Machines will be shipped or the number that will ultimately be shipped in the next 12 months. If a lesser number of Machines is purchased, the Registrant's financial condition and operations will be materially and adversely effected.

        The Registrant has expanded its distributor base during the past several months which currently includes several foreign countries (see below), has reacquired certain distributorships for stock and options and is negotiating the reacquisition of others. Over the last several months, management has been in discussions with parties, who have seen the Machine in its final development stages, for distributorships in South America, the Far East and the Middle East. To date, distribution agreements for Brazil, Israel, Egypt and Jordan have been executed and there are negotiations for other territories. The Registrant has, however, changed its marketing focus and anticipates operating in other territories directly rather than through distributorships with third parties. No assurances are given, however, that the Registrant will continue in this direction or that other distribution agreements or joint venture agreements will not be entered into for other territories.

        It is management's intention to work closely with its distributors as they take delivery and install and maintain the Machines. This working relationship has been postponed due to the persistent delays in testing and developing a totally new Machine. Further, the Registrant's financial condition may be materially and adversely effected if any current distributors breach their respective distribution agreements and fail to accept delivery and pay for Machines as required by such agreements. As of this date, however, management is not aware that any existing agreements are currently in breach; however, this may not remain the case if information currently being received and collected from distributors indicates otherwise. Notwithstanding the foregoing, management believes that there may be other channels to distribute the Machine and related products of the Registrant, including joint venture agreements, which could be as effective and profitable as the existing distribution network is expected to be, although no assurances can be given. Management will continue to seek the most efficient and profitable ways to market and distribute the Machines and the products.

        As of June 1, 1996 the Registrant had a total of five (5) full-time employees and expects to hire Leonard Klarich, currently a director of the Registrant who has provided consulting services to the Registrant over the last several months, in June, 1996. Mr. Klarich, experienced in operating larger companies than the Registrant, will serve as Executive Vice President responsible for marketing, distribution and administrative matters which will enable Mr. Kelly to concentrate on tooling, production and assembly of the Machine and to secure regulatory approvals and design enhancements. Additional employees are expected to be hired during the next 12 months if the Registrant's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense, as to which there are no assurances. Such additional employees may include a food technician, a chief operating officer with significant experience in the vending machine business, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months, if any.

        Due to the continued and significant lack of working capital and the restrictions on cash expenditures resulting from the CFV Court Order in the first quarter of the current fiscal year, the Registrant had been unable to finalize new and expansive marketing literature to assist it and its distributors in marketing its Machines. Management believes that it has resolved the severe financial problems it has experienced in the past and that the Registrant will now be able to move forward with its marketing efforts. In this regard, the Registrant has completed all marketing and warranty materials and the necessary technical manuals relative to the operation of the Machine. Further, it has finalized its training program and completed an instructional video for distributors and the technicians who will service the Machine. Several technicians representing distributors have already attended the Registrant's training program. In the past, the Registrant had retained and may in the future retain consultants with significant experience in marketing and advertising and in the food vending business to assist the Registrant with its marketing efforts as well as other related matters. On May 23, 1996 the Registrant entered into a consulting agreement with LBI, Group, Inc. ("LBI") to provide certain business consulting services, including marketing, for a 12 month period, subject to prior termination by either party upon at least 30 days prior notice. In consideration thereof, the Registrant has agreed to grant an option to LBI to purchase 4,000,000 (pre-split) shares of free-trading common stock at an exercise price of $.05 per share.

        Since its inception, the Registrant has had no revenues from operations and has relied almost exclusively on shareholder loans, distribution deposits and private securities transactions to raise working capital to fund operations. At April 30, 1996 the Registrant had approximately $188,744 in cash. Until the most recent investment aggregating $1,250,000, as described below, funding had been substantially inadequate to allow the Registrant to complete its plan of operation. Accordingly, the Registrant has raised additional funds through the sale of restricted common stock to the extent possible (see below). The Registrant expects that it will be required to seek additional funding for marketing and related purposes but anticipates, although no assurances can be given, that working capital, from revenues produced by the anticipated sale and distribution of Machines sold in the current fiscal year, will help to fund this need. No assurances can be given that the Registrant will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand marketing over the next 12 months.

        In September, 1995, the Registrant entered into an agreement with Acumen Services, Ltd. an off-shore Abaco, Bahamas company ("Acumen"), to purchase an aggregate of 21,500,000 shares of common stock of the Registrant for a purchase price of no less than $.10 per share payable pursuant to the terms of a Promissory Note from Acumen providing for payment of the purchase price on the earlier to occur of (i) the date that commercial production of the Machine commences or (ii) January 2, 1996. In late November, 1995 when it was apparent that the delayed beta testing was about to commence, management and Acumen agreed to provide for payment of the purchase price to occur solely upon commercial production of the Machine. The 21,500,000 shares were held in escrow until October, 1995 when the Registrant agreed to the transfer of 3,900,000 shares from Acumen to its Trustee (an off-shore, non-U.S. person pursuant to Regulation S) subject to payment in full for all shares so transferred as agreed. The Trustee and Acumen executed Regulation S representation letters and the Trustee also executed a Guaranty and Indemnity in favor of the Registrant agreeing to return the shares or pay for them upon the written request of the Registrant. In January, 1996 the Registrant agreed to the transfer of an additional 3,000,000 shares by Acumen to the Trustee in the same manner and new Regulation S representation letters were executed by both parties and a Guaranty and Indemnity relative to such shares was executed by the Trustee. During the last quarter of the fiscal year ended January 31, 1996, Acumen transferred 2,000,000 of such shares to two non-U.S. persons in two separate off-shore transactions in conformity with Regulation S. Such non-U.S. persons thereafter directly paid the Registrant for these shares, in the aggregate amount of $100,000 (USD), representing a decrease in the price to be paid by Acumen to $.05 per share, based upon the then current market price of the Registrant's common stock. The balance of the shares issued to Acumen were cancelled and returned to the Registrant's treasury in late May, 1996. A written request for either the return of 3,900,000 shares transferred to the Trustee or payment therefore was sent to the Trustee on May 30, 1996 but as of the date hereof, the shares have not been returned or paid for. The Registrant is currently determining what action it will take.

        On April 30, 1996 the Registrant entered into a Stock Purchase Agreement with an accredited investor to purchase an aggregate of 25,000,000 shares of restricted common stock at a purchase price of $.05 per share for aggregate gross proceeds to the Registrant of $1,250,000 payable (i) $500,000 on April 30, 1996 for 10,000,000 shares and (ii) the balance of $750,000 payable on or before May 30, 1996. An aggregate of $1,250,000 was paid to the Registrant on or before May 31, 1996. The Stock Purchase Agreement, among other things, also provides for (i) the investor to receive 250,000 (post-split) shares of restricted common stock in consideration for the investment after the reverse split is effective,
(ii) the appointment of a nominee to the Board of Directors, and (iii) the purchase of up to an additional $1,000,000 of restricted common stock promptly after a reverse stock split is approved by a majority of the Registrant's issued and outstanding shares of voting stock. As of the date hereof, neither the date of the vote on the reverse stock split nor the reverse stock split ratio have been set. Assuming the approval of the reverse stock split by the shareholders, the number of post-split shares to be purchased by the investor for the $1,000,000 shall be determined by dividing $1,000,000 by the average of the bid and asked price of the common stock on the effective date of the reverse split. Further, the Stock Purchase Agreement provides that Edward Kelly, President of the Registrant, shall be issued 1,500,000 post-split shares of common stock for past, present and future services to the Registrant, exclusive of any salary, bonus or other compensation in any form received or to be received by Mr. Kelly, based upon a reverse split resulting in no greater than 6,000,000 shares of the Registrant's common stock to be outstanding. All shares received by the investor and Mr. Kelly will be restricted and will be registered in a registration statement, together with the shares underlying the warrants described below, to be filed with the Commission within 60 days from the date of payment for all 25,000,000 shares purchased by the investor. Both the investor and Mr. Kelly have agreed not to sell such shares purchased by the investor for 60 days from the effective date of such registration statement. The investor and Mr. Kelly shall also receive anti-dilution warrants to purchase the lesser of (i) 5,000,000 shares of restricted common stock or (ii) such amount of shares to ensure that each of them shall maintain ownership of no less than 25% of the issued and outstanding common stock of the Registrant at any time for a period of three years from May 29, 1996 at an exercise price equal to the average of the bid and asked price per share on the effective date of the reverse split.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        See Item 3 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996, filed by the Registrant on June 24 1996, which is incorporated herein by this reference.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        See Item 1 above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               EXHIBITS

        27     Financial Data Schedule

               REPORTS ON FORM 8-K

        A Form 8-K dated February 21, 1996 was filed with the Securities and Exchange Commission.

                        TASTY FRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE Registrant)

                              FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995

                                   (Unaudited)

                        TASTY FRIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE Registrant)
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                  April 30,      January 31,
                                                     1996           1996
                                                 -----------    -----------
                                                 (Unaudited)

Current Assets:
   Cash                                          $   188,744    $     5,273
   Machines                                           70,000         70,000
   Subscriptions receivable                        2,070,000      2,092,000
   Loan receivable, officer                           50,000         50,000
                                                 -----------    -----------
       Total current assets                        2,378,744      2,217,273

Property and equipment, net                           28,706         30,515
                                                 -----------    -----------

                                                 $ 2,407,450    $ 2,247,788
                                                 ===========    ===========




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Notes payable                                 $   125,000    $    25,000
   Note payable, shareholder/officer                  50,000         50,000
   Accounts payable and accrued expenses             640,424        549,283
   Deposit                                           188,000
   Unearned revenue                                  356,000        356,000
                                                 -----------    -----------
       Total current liabilities                   1,359,424        980,283
                                                 -----------    -----------


Stockholders' Deficiency:
   Common stock, $.01 par value; authorized
    100,000,000 shares; issued and outstanding
    77,500,495 shares at April 30, 1996 and
    76,000,495 at January 31, 1996                   775,005        760,005
   Additional paid-in capital                      5,189,270      5,129,270
   Deficit accumulated in development stage       (4,916,249)    (4,621,770)
                                                 -----------    -----------

                                                   1,048,026     (1,267,505)
                                                 -----------    -----------

                                                 $ 2,407,450    $ 2,247,788
                                                 ===========    ===========

                 See notes to consolidated financial statements
                                       10

                        TASTY FRIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE Registrant)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)






                                                   1996                1995
                                                   ----                ----

Revenues                                      $         0          $        0
                                              ------------         ----------

Costs and expenses:
   Machine and product development                                      6,300
   Selling, general and administrative            293,219             146,222
                                              ------------         ----------
                                                  293,219             152,522
                                              ------------         -----------

Net income (loss) before interest and taxes      (293,219)           (152,522)

   Interest expense                                 1,260              10,876
                                              ------------         -----------

Net loss                                      $  (294,479)          $(163,398)
                                               ============        ===========

Net loss per share of common stock                 ($0.04)             ($0.01)
                                               ===========         ===========

Weighted average shares outstanding            77,225,375          32,234,918
                                               ===========         ==========


                 See notes to consolidated financial statements
                                       11

                        TASTY FRIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE Registrant)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)





                                                        1996             1995
                                                        ----             ----

Cash flows from operating activities:
   Net loss                                          $(294,479)       $(163,398)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation                                       1,809            1,580
      Subscriptions receivable                          22,000
      Other assets                                                       (4,000)
      Unearned revenue                                                   20,000
      Accounts payable and accrued expenses             91,141         (237,768)
                                                     ----------      -----------
Net cash used by operating activities                 (179,529)        (383,586)
                                                     ----------      -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                                   (5,604)
                                                      ----------      ----------

Cash flows from financing activities:
   Deposit for sale of common stock                     188,000
   Sale of common stock                                                 849,500
   Issuance of common stock for services                 75,000          80,210
   Proceeds from loan                                   100,000          50,000
   Repayment of loan - shareholder                                      (79,947)
                                                      ----------      ----------
Net cash provided by financing activities               363,000         899,763
                                                      ----------      ----------

Net increase (decrease) in cash                         183,471         510,573
Cash, beginning balance                                   5,273             305
                                                      ----------      ----------

Cash, ending balance                                  $ 188,744      $  510,878
                                                      ==========      ==========



Supplemental disclosure of cash flow information:
   Cash paid for interest                             $   1,260      $    9,576
                                                      ==========     ===========

Non-cash financing activity:
   Issuance of common stock for services              $  75,000      $   80,210
                                                      ==========     ===========

                 See notes to consolidated financial statements
                                       12

                        TASTY FRIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE Registrant)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)




1.      Basis of presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1996.

2.      Description of Business and Significant Accounting Policies:

        The Registrant is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine which will cook and dispense french fries. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Registrant had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully marketing the vending machine and resolving existing litigation (Note
        5).

        All intercompany accounts and transactions have been eliminated.

3.      Issuance of Common Stock:

        The total shares issued during the quarter ended April 30, 1996, 1,500,000 shares, were issued in payment for legal services.

        In April 1996, the Registrant sold 10,000,000 shares of common stock to an investor for $500,000 of which $188,000 was received in April and the balance was received in May, 1996. The shares were not issued until the balance was received in May 1996. The financing enabled the Registrant to comply with a Temporary Protective Order filed by California Food & Vending, Inc. (see Note 5 below). The same investor purchased 15,000,000 shares of common stock in June 1996 for $750,000.

                        TASTY FRIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE Registrant)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)


4.      Litigation:

        On October 25, 1994 the Registrant received a copy of the award of the arbitrator in the American Arbitration Association matter of California Food & Vending, Inc. (CFV) vs. Tasty Fries, Inc. et al. An award was rendered against the Registrant in the aggregate amount of $279,500 for domestic and international distribution fees owed to the plaintiff and $249,500 in compensatory damages. The award and compensatory damages totaling $529,000 have been recorded in the financial statements as of October 31, 1994. Payment pursuant to a settlement agreement which supersedes the award began in February,1995 and was satisfied in full in May, 1996.

        The arbitration award also ordered (a) the enforcement of the terms of the Memorandum of Understanding dated March 17, 1992 and Joint Venture Agreement dated May 14, 1991 which, generally, provide for the payment by the Registrant of certain royalties, fees and profits to CFV in connection with future sales of Registrant vending machines and related products, and (b) the issuance of the Registrant to CFV of an option for the purchase of 2,000,000 shares of the Registrant's common stock at an exercise price of $2.00 per share through March 17, 1997.

        In connection with the foregoing, an award was entered in favor of cross-claimant, which requires, among other things, that the Registrant issue 1,000,000 shares of unrestricted common stock to him. The financial statements do not reflect the issuance of these shares.

        On January 5, 1995 the arbitrator in the case of California Food and Vending, Inc. (CFV) vs. the Registrant awarded CFV and a cross-claimant legal fees amounting to $94,963 and $4,099, respectively. The total of $99,062 is recorded in the financial statements as of January 31, 1995. Payment pursuant to a settlement agreement which supersedes the award began in February, 1995 and was satisfied in full in May, 1996.

        On March 15, 1996, the Federal District Court for the Central District of California issued a Temporary Protective Order (TPO) against the Registrant since the Registrant defaulted on its February, 1996 installment payment to CFV. The TPO provided that any monies received by the Registrant currently were to be paid to CFV until all monies due CFV were paid in full. The Registrant satisfied, in full, the CFV judgment in April and May, 1996 and rendered the TPO void.

        The Registrant is a defendant in several lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Registrant's financial position.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TASTY FRIES, INC.



Date:  June 21, 1996                        /s/ EDWARD KELLY
                                            -------------------------------
                                            Edward Kelly, President
                                            and Principal Financial Officer