Form 10QSB
period 1996-07-31
TASTY FRIES INC
filed 1996-09-16
CIK 791885

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended July 31, 1996

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______ to _______

Commission File No. 33-4460-NY

                                TASTY FRIES, INC.
              -----------------------------------------------------

        (Exact name of small business issuer as specified in its charter)



              Nevada                                  65-0259052
   (State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

                          650 Sentry Parkway, Suite One
                               Blue Bell, PA 19422
                -------------------------------------------------

                    (Address of principal executive offices)

                                 (610) 941-2109
                -------------------------------------------------

                (Issuer's telephone number, including area code)

                             Adelaide Holdings, Inc.
                       11098 Biscayne Boulevard, Suite 403
                                 Miami, Florida
                                 (305) 899-0200
                -------------------------------------------------

                        (Former name, former address and
                former fiscal year, if changed since last report)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES    [X]          NO  [ ]

         As of September 11, 1996: 94,000,495 shares of common stock were outstanding.

    Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

Item 1.           Financial Statements.


                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                       July 31,     January 31,
                                                         1996          1996
                                                    -----------    ------------
                                                     (Unaudited)

Current Assets:
   Cash                                             $  299,398     $      5,273
   Machines                                             70,000           70,000
   Subscriptions receivable                          2,070,000        2,092,000
   Loan receivable, officer                             50,000           50,000
                                                    ----------     ------------
        Total current assets                         2,489,398        2,217,273

Property and equipment, net                             26,897           30,515
                                                    ----------      -----------

                                                    $2,516,295       $2,247,788
                                                    ==========       ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Notes payable                                    $   25,000      $    25,000
   Note payable, shareholder/officer                    50,000           50,000
   Accounts payable and accrued expenses               594,784          549,283
   Unearned revenue                                    376,000          356,000
                                                    ----------      -----------
        Total current liabilities                    1,045,784          980,283
                                                    ----------      -----------



Stockholders' Deficiency:
   Common stock, $.01 par value; authorized
    100,000,000 shares; issued and outstanding
    93,963,594 shares at July 31, 1996 and
    77,000,495 at January 31, 1996                     939,636          770,005
   Additional paid-in capital                        6,393,140        5,119,270
   Deficit accumulated in development stage         (5,862,265)      (4,621,770)
                                                   -----------      -----------
                                                     1,470,511        1,267,505
                                                   -----------      -----------

                                                    $2,516,295       $2,247,788
                                                   ===========       ==========

                 See notes to consolidated financial statements

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                          1995               1996              1995                1996
                                                        --------           --------          --------             ------
Revenues                                              $         0        $         0        $         0         $       478
                                                      -----------        -----------        -----------         -----------

Costs and expenses:

Machine and product development                            (1,572)           579,622              4,728             579,622
Selling, general and administrative                       311,332            363,160            457,554             656,857
                                                      -----------        -----------        -----------         -----------
                                                          309,760            942,782            462,282           1,236,479
                                                      -----------        -----------        -----------         -----------

Net loss before interest and taxes                       (309,760)          (942,782)          (462,282)         (1,236,001)

Interest expense                                           12,700              3,234             23,576               4,494
                                                      -----------        -----------        -----------         -----------

Net loss                                                $(322,460)         $(946,016)         $(485,858)        $(1,240,495)
                                                      ===========        ===========        ===========         ===========

Net loss per share of common stock                         $(0.01)            $(0.01)            $(0.01)             $(0.02)
                                                      ===========        ===========        ===========         ===========

Weighted average shares outstanding                    43,288,812         85,815,330         36,259,020          80,733,775
                                                      ===========        ===========        ===========         ===========


                 See notes to consolidated financial statements

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (Unaudited)

                                                             Three Months Ended                   Six Months Ended
                                                            1995            1996                1995             1996
                                                          --------        --------            --------          ------
Cash flows from operating activities:

Net loss                                                $(322,460)        $ (946,016)         $(485,858)        $(1,240,495)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                             1,580              1,809              3,160               3,618
   Other assets                                          (221,000)                             (225,000)             22,000
   Unearned revenue                                                           20,000             20,000              20,000
   Accounts payable and accrued expenses                   13,524           (233,639)          (224,244)             45,502
                                                        ---------         ----------         ----------         -----------
Net cash used by operating activities                    (528,356)        (1,157,846)          (911,942)         (1,149,375)
                                                        ---------         ----------         ----------         -----------

Net cash flows used by investing activities:
   Purchase of property and equipment                                                            (5,604)
                                                        ---------         ----------         ----------         -----------

Cash flows from financing activities:
   Sale of common stock                                    50,000          1,368,500            949,500           1,368,500
   Issuance of common stock for services                   94,544                               174,754              75,000
   Loan receivable, officer                               (50,000)                              (50,000)
   Loan conversion to stock                               (50,000)                              (50,000)
   Repayment of note payable                              (25,000)          (100,000)           (25,000)
   Note payable shareholder/officer                                                             (79,947)
                                                        ---------         ----------         ----------         -----------
Net cash provided by financing activities                  19,544          1,268,500            919,307           1,443,500
                                                        ---------         ----------         ----------         -----------

Net increase (decrease) in cash                          (508,812)           110,654              1,761             294,125

Cash, beginning balance                                   510,878            188,744                305               5,273
                                                        ---------         ----------         ----------         -----------

Cash, ending balance                                    $   2,066         $  299,398         $    2,066         $   299,398
                                                        =========         ==========         ==========         ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                               $  12,700         $    1,343         $   22,276         $     1,343
                                                        =========         ==========         ==========         ===========

                 See notes to consolidated financial statements

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (Unaudited)




1. Basis of presentation:

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.

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

3. Unearned Revenue:

   In March 1996 the Company received payments totaling $20,000 for the rights to distribute its machines in Israel, Egypt and Jordan.

4. Issuance of Common Stock:

   The total shares issued during the quarter ended July 31, 1996 was 16,463,099 shares; all 16,463,099 shares were sold in private placements by the Company.

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (Unaudited)




5. Litigation:

   On October 25, 1994, the Company received a copy of the award of the arbitrator in the American Arbitration Association matter of California Food & Vending, Inc. (CFV) vs. Tasty Fries, Inc. et.al. An award was rendered against the Company in the aggregate amount of $279,500 for domestic and international distribution fees owed to the plaintiff and $249,500 in compensatory damages. The award and compensatory damages totaling $529,000 have been recorded in the financial statements as of October 31, 1994. Payment pursuant to a settlement agreement which supersedes the award began in February 1995 and was satisfied in full in May, 1996.

   The arbitration award also ordered (a) the enforcement of the terms of the Memorandum of Understanding dated March 17, 1992 and Joint Venture Agreement dated May 14, 1991 which, generally, provide for the payment by the Company of certain royalties, fees and profits to CFV in connection with future sales of Company vending machines and related products, and (b) the issuance of the Company to CFV of an option for the purchase of 2,000,000 shares of the Company's common stock at an exercise price of $2.00 per share through March 17, 1997.

   In connection with the foregoing, an award was entered in favor of cross-claimant, which requires, among other things, that the Company issue 1,000,000 shares of unrestricted common stock to him. The financial statements do not reflect the issuance of these shares.

   On January 5, 1995, the arbitrator in the case of California Food and Vending, Inc. (CFV) vs. the Company awarded CFV and a cross-claimant legal fees amounting to $94,963 and $4,099, respectively. The total of $99,062 is recorded in the financial statements as of January 31, 1995. Payment pursuant to a settlement agreement which supersedes the award began in February, 1995 and was satisfied in full in May, 1996.

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

Item 2.           Plan of Operation.

           General

           Since 1993 the Registrant encountered significant delays in connection with the production of its french fries vending machine (the "Machine") which resulted from the necessity to design, develop and test a totally new Machine commencing in late 1993. As a result, the Registrant was unable to ship its Machine as originally anticipated by the end of 1993 or as intended in 1994. The Registrant completed the initial engineering development of the Machine during the last quarter of 1994 but continued to experience delays in the final stages of development and testing throughout 1995, much of which resulted in a material lack of working capital and the necessity to allocate a material amount of its limited capital received from equity and debt investments for litigation and related expenses, including payments mandated to be paid to California Food & Vending, Inc. ("CFV") by the court order granting CFV's motion to assign benefits granted on March 15, 1996 (the "Court Order"). The Registrant anticipated that it would complete the testing of the Machine by September 1, 1995 based upon the expected delivery of the ten pre-production Machines in late July 1995, but actual testing did not commence until early December 1995 due to the delayed delivery of such pre-production Machines by Premier Design, Ltd. ("Premier"), the manufacturer of the pre-production Machines. As a result of such testing, certain modifications to the Machine were made. Further, testing occurred on a more limited basis than initially expected due to the lack of working capital discussed herein. Accordingly, no Machines were shipped to distributors during the fiscal year ended January 31, 1996 although a demonstration Machine was shipped to CFV during the first quarter ended April 30, 1996 pursuant to the Registrant's February 1995 Settlement Agreement with CFV. Another demonstration Machine has been purchased by the Registrant's Israeli distributor and was shipped to Israel in August 1995. At the present time, the Registrant expects to commence commercial production of the Machine in September or October 1996, although no assurances are given that these dates will be met.

         In connection with the development of the Machine, the Registrant paid $75,000 toward the first $150,000 of development costs as provided in the Manufacturing Requirements Agreement (the "Manufacturing Agreement") with Premier. In April 1994, the Registrant advanced Premier $125,000 to be applied to the aggregate cost of manufacturing ten pre-production Machines to be placed in strategic locations for beta testing to gather data relating to, among other things, the Machine's performance, marketing trends and customer satisfaction. From May to July, 1995, the Registrant paid Premier an aggregate of an additional $250,000 ($35,000 for each of ten pre-production Machines less the $125,000 paid in April 1994). The cost of these Machines was capitalized by the Registrant for $246,600; however, the only revenue to be realized from the sale of the ten pre-production Machines will be $7,000 per Machine or $70,000 in the aggregate. See "Unaudited Financial Statements and Notes" thereto.

         The ten pre-production Machines were placed at beta test sites located at bowling alleys and corporate office centers in the greater Philadelphia area and were monitored over a 90 day period by the Registrant. Testing of these Machines was successful based upon customer acceptance and approval, taste, price, convenience, Machine operation and the minimum down time experienced. The testing enabled management to modify and improve the Machine in certain key areas to enhance performance and operation. The Registrant is in the process of tooling certain production parts of the Machine which will then be assembled by a manufacturer being chosen by management for such purpose as Premier cannot manufacture the Machine under the terms of the amendment to the Manufacturing Agreement dated December 30, 1994. Once the Registrant is able to order Machines from a manufacturer for delivery to purchasers, the Registrant will require payment from such purchasers on terms which management believes will cover its cash payment requirements to the manufacturer so that the Registrant will not have to advance cash for Machines or build an inventory, although no assurances are given that this will occur. If management is incorrect, the Registrant will be required to advance cash to the manufacturer. This will require the Registrant to raise additional funds. There can be no assurances given that any funding, including that which may be required to be advanced, will be available or if available on terms satisfactory to the Registrant.

         In September 1996, the Registrant entered into an agreement with Forrest Financial Corp. (the "Leasing Company") to provide lease financing to distributors and others who wish to lease the Machine. Pursuant to the terms of the agreement approximately $15,000,000 will be made available by the Leasing Company to qualified lessees.

         The Registrant presently estimates, based upon current distribution agreements, that it will provide a minimum of up to approximately 2,600 Machines to its existing and possible new distributors during the 12 months following delivery of the first commercial production Machines. This number of Machines is subject to the Registrant receiving adequate funding from purchasers of the Machines, as to which no assurances are given. The Registrant is continuing its discussions with a manufacturing company related to the production of the Machine. Although management currently anticipates that commercial production will commence in September or October of 1996, no assurance can be given that this timetable will be met, when such Machines will be shipped or the number that will ultimately be shipped in the next 12 months. If a lesser number of Machines is purchased, the Registrant's financial condition and operations will be materially and adversely effected. In addition, the Registrant has developed a proprietary potato product. Management estimates that the cost to establish a manufacturing line to produce this product is approximately $500,000. The Registrant is also looking at alternative solutions to acquire the potato product.

         The Registrant has expanded its distributor base during the past several months which currently includes several foreign countries (see below), has reacquired certain distributorships for stock and options and is negotiating the reacquisition of others. Over the last several months, management has been in discussions with parties, who have seen the Machine in its final development stages, for distributorships in South America, the Far East and the Middle East. To date, distribution agreements for Brazil, Israel, Egypt and Jordan have been executed and there are negotiations for other territories. The Registrant is presently negotiating with individuals in Saudi Arabia for access to the Middle East territories. The Registrant has, however, changed its marketing focus and anticipates operating in other territories directly rather than through distributorships with third parties. No assurances are given, however, that the Registrant will continue in this direction or that other distribution agreements or joint venture agreements will not be entered into for other territories.

         It is management's intention to work closely with its distributors as they take delivery and install and maintain the Machines. This working relationship has been postponed due to the persistent delays in testing and developing a totally new Machine. Further, the Registrant's financial condition may be materially and adversely effected if any current distributors breach their respective distribution agreements and fail to accept delivery and pay for Machines as required by such agreements. As of this date, however, management is not aware that any existing agreements are currently in breach; however, this may not remain the case if information currently being received and collected from distributors indicates otherwise. Notwithstanding the foregoing, management believes that there may be other channels to distribute the Machine and related products of the Registrant, including joint venture agreements, which could be as effective and profitable as the existing distribution network is expected to be. No assurances can be given that management will be successful in marketing and developing this area. Management will continue to seek the most efficient and profitable ways to market and distribute the Machines and the products.

         As of July 31, 1996, the Registrant had a total of six (6) full-time employees, including Leonard Klarich, currently a director of the Registrant who has provided consulting services to the Registrant over the past year. Mr. Klarich, experienced in operating larger companies than the Registrant, serves as Executive Vice President responsible for marketing, distribution and administrative matters which will enable Mr. Kelly to concentrate on tooling, production and assembly of the Machine and to secure regulatory approvals and design enhancements. Additional employees are expected to be hired during the next 12 months if the Registrant's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense. There can be no assurances that additional employees will be hired or that there will be sufficient income generated from operations to fund such additional expenses. Such additional employees may include a food technician, a chief operating officer with significant experience in the vending machine business, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months, if any.

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

         Since its inception, the Registrant has had no revenues from operations and has relied almost exclusively on shareholder loans, distribution deposits and private securities transactions to raise working capital to fund operations. Until the most recent investment aggregating $1,250,000, as described below, funding had been substantially inadequate to allow the Registrant to complete its plan of operation. Accordingly, the Registrant has raised additional funds through the sale of restricted common stock as described below. The Registrant expects that it will be required to seek additional funding for marketing and related purposes but anticipates, although no assurances can be given, that working capital, from revenues produced by the anticipated sale and distribution of Machines sold in the current fiscal year, will help to fund this need. No assurances can be given that the Registrant will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand marketing over the next 12 months.

         In September 1995, the Registrant entered into an agreement with Acumen Services, Ltd., an off-shore Abaco, Bahamas company ("Acumen"), to purchase an aggregate of 21,500,000 shares of common stock of the Registrant for a purchase price of no less than $.10 per share payable pursuant to the terms of a Promissory Note from Acumen providing for payment of the purchase price on the earlier to occur of (i) the date that commercial production of the Machine commences, or (ii) January 2, 1996. In late November 1995 when it was apparent that the delayed beta testing was about to commence, management and Acumen agreed to provide for payment of the purchase price to occur solely upon commercial production of the Machine. The 21,500,000 shares were held in escrow until October 1995 when the Registrant agreed to the transfer of 3,900,000 shares from Acumen to its Trustee (an off-shore, non-U.S. person pursuant to Regulation S) subject to payment in full for all shares so transferred as agreed. The Trustee and Acumen executed Regulation S representation letters and the Trustee also executed a Guaranty and Indemnity Agreement in favor of the Registrant agreeing to return the shares or pay for them upon the written request of the Registrant. In January 1996 the Registrant agreed to the transfer of an additional 3,000,000 shares by Acumen to the Trustee in the same manner and new Regulation S representation letters were executed by both parties and a Guaranty and Indemnity relative to such shares was executed by the Trustee. During the last quarter of the fiscal year ended January 31, 1996, Acumen transferred 2,000,000 of such shares to two non-U.S. persons in two separate off-shore transactions in conformity with Regulation S. Such non-U.S. persons thereafter directly paid the Registrant for these shares, in the aggregate amount of $100,000 (USD), representing a decrease in the price to be paid by Acumen to $.05 per share, based upon the then current market price of the Registrant's common stock. The balance of the shares issued to Acumen were canceled and returned to the Registrant's treasury in late May 1996. A written request for either the return of 3,900,000 shares transferred to the Trustee or payment therefore was sent to the Trustee on May 30, 1996 but as of the date hereof, the shares have not been returned or paid for. The Registrant believes that approximately 1,000,000 shares of the 3,000,000 shares transferred to Acumen were thereafter transferred to U.S. citizens in violation of Regulation S.

         On June 26, 1996, the Registrant filed suit against E. Patrick Toothe, the former attorney and agent of Acumen, in the Circuit Court in the Eleventh Judicial Circuit in and for Dade County, Florida, alleging breach of the Guaranty and Indemnity Agreement based on Mr. Toothe's failure to return the 3,900,000 shares to the Registrant upon the Registrant's request and seeking damages of $390,000 plus interest and attorneys' fees. Mr. Toothe received notice of the suit and failed to respond thereto. As a result, a default judgment was entered against him in September 1996. The Registrant is currently in the process of attempting to enforce this judgment.

         On April 30, 1996 the Registrant entered into a Stock Purchase Agreement with an accredited investor to purchase an aggregate of 25,000,000 shares of restricted common stock at a purchase price of $.05 per share for aggregate gross proceeds to the Registrant of $1,250,000 payable: (i) $500,000 on April 30, 1996 for 10,000,000 shares and (ii) the balance of $750,000 payable on or before May 30, 1996. An aggregate of $1,250,000 was paid to the Registrant on or before May 31, 1996. Although the Registrant entered into the Stock Purchase Agreement with one investor, certain other individuals provided a portion of the $1,250,000 used to fund such investors' purchase of the Registrant's Common Stock. In addition, a portion of the 25,000,000 shares issued to the investor were later transferred to the individuals who provided such funds. As a result of requests by certain of these individuals who acquired shares from the investor, the Registrant returned $150,000 to these individuals in exchange for the shares of the Registrant's common stock held by them. Several others who acquired shares from the investor have also requested and the Registrant has agreed to return approximately $75,000 in exchange for the Registrant's shares held by such individuals.

         The Stock Purchase Agreement, among other things, also provides for (i) the investor to receive 250,000 (post-split) shares of restricted common stock in consideration for the investment after the reverse split is effective, (ii) the appointment of a nominee to the Board of Directors, and (iii) the purchase of up to an additional $1,000,000 of restricted common stock promptly after a reverse stock split is approved by a majority of the Registrant's issued and outstanding shares of voting stock. As of the date hereof, neither the date of the vote on the reverse stock split nor the reverse stock split ratio have been set. Assuming the approval of the reverse stock split by the shareholders, the number of post-split shares to be purchased by the investor for the $1,000,000 shall be determined by dividing $1,000,000 by the average of the bid and asked price of the common stock on the effective date of the reverse split. Further, the Stock Purchase Agreement provides that Edward Kelly, President of the Registrant, shall be issued 1,500,000 post-split shares of common stock for past, present and future services to the Registrant, exclusive of any salary, bonus or other compensation in any form received or to be received by Mr. Kelly, based upon a reverse split resulting in no greater than 6,000,000 shares of the Registrant's common stock to be outstanding. All shares received by the investor and Mr. Kelly will be restricted and will be registered in a registration statement, together with the shares underlying the warrants described below, to be filed with the Securities and Exchange Commission (the "Commission") within 60 days from the date of payment for all 25,000,000 shares purchased by the investor. Both the investor and Mr. Kelly have agreed not to sell such shares purchased by the investor for 60 days from the effective date of such registration statement. The investor and Mr. Kelly shall also receive anti-dilution warrants to purchase the lesser of (i) 5,000,000 shares of restricted common stock or (ii) such amount of shares to ensure that each of them shall maintain ownership of no less than 25% of the issued and outstanding common stock of the Registrant at any time for a period of three years from May 29, 1996 at an exercise price equal to the average of the bid and asked price per share on the effective date of the reverse split.

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Registrant with the Commission, in the Registrant's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, the Registrant's liquidity constraints, potential increases in manufacturing costs and delays, pending litigation, availability of raw materials, competition, demand for the product and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The Registrant wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Registrant wishes to advise readers that the factors listed above could affect the Registrant's financial performance and could cause the Registrant's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Registrant does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II.          Other Information

Item 1.                    Legal Proceedings.

         In March 1993, CFV filed a suit against the Registrant, its then-serving management and others, in federal court in California alleging: (a) breach of contract, (b) fraud, (c) securities fraud, (d) constructive trust, seeking an accounting and declaratory relief. CFV sought to prove its damages at trial, obtain an accounting and a declaration that it was entitled to all inventions, processes and improvements relating to any french fry machine developed by the Registrant. The lawsuit was stayed on July 6, 1993, pending the outcome of arbitration regarding the matter because the original agreement among the parties provided that the exclusive resolution of disputes among the parties was to be determined by binding arbitration. Arbitration of this matter took place in September 1994. On October 25, 1994 an award (the "Award") was rendered against the Registrant in the aggregate amount of $279,500 for domestic and international distribution fees owed to CFV pursuant to a March 17, 1992 Memorandum of Understanding (the "Memorandum") and a May 14, 1991 international joint venture agreement between the Registrant and CFV (the "Joint Venture Agreement"), and an additional $249,500 in compensatory damages, jointly and severally, as among the Registrant and two former officers and directors of the Registrant. The award and compensatory damages totaling $529,000 were recorded in the Registrant's financial statements as of October 31, 1994.

         The Award also ordered (a) the enforcement of the terms of the Memorandum and the Joint Venture Agreement which, generally, provided for the payment by the Registrant of certain royalties, fees and profits to CFV in connection with future sales by the Registrant of the Registrant's vending machines and related products, and (b) the issuance by the Registrant to CFV of an option for the purchase of 2,000,000 shares of the Registrant's restricted common stock at an exercise price of $2.00 per share which option is exercisable through March 17, 1997.

         In connection with the foregoing, an award was also entered in favor of the cross-claimant, the brother of one of the former officers and directors of the Registrant, which requires, among other things, that the Registrant issue him 1,000,000 shares of unrestricted common stock. The financial statements do not reflect the issuance of these shares for the fiscal year ended January 31, 1996. Such shares, with restriction, were issued to him in June 1996. These shares are to be included for registration in a selling shareholder registration statement to be filed with the Commission.

         On December 23, 1994, a Supplemental Award of Arbitrator ("Supplemental Award") was issued in connection with certain motions, oppositions, requests and replies. In connection therewith, CFV was awarded (i) attorneys' fees of $94,962.50 against the Registrant and (ii) costs of $29,896.43 against the Registrant and its two former officers and directors, jointly and severally. In addition, the cross-claimant was awarded $4,099.34 for certain specific costs against the Registrant. The Registrant's Request for Clarification Re Fraud Damages was reviewed by the Arbitrator and denied.

         In February 1995, the Registrant and CFV entered into a Settlement Agreement which supersedes the Award and Supplemental Award. The Settlement Agreement, which was subsequently amended on February 22, 1995 and February 23, 1995 (collectively, the "Settlement Agreement"), provides, in pertinent part, among other things that (i) the Registrant shall pay to CFV the sum of $25,000 on or before February 28, 1995 and an additional $175,000 to be applied against the Supplemental Award as partial payment for past due royalties (which was paid), the balance payable over three (3) years commencing six (6) months after

February 1, 1995 and shall bear interest at 10% per annum. The payment of the $175,000 originally due by March 10, 1995 was extended by agreement between the Registrant and CFV to March 15, 1995 and was paid by the Registrant, (ii) a royalty to CFV of $350 per machine for the first 500 machines and thereafter a royalty equal to 35% of the difference between the price paid to the manufacturer and/or the wholesale price to the purchaser, domestic or international, of a minimum of $350 up to a maximum of $500 per machine (the Award provides for $500 for every machine and a 50% joint venture interest);
(iii) $.25 per pound of only potato product sold, commercially used or distributed (the Award provides for 25% profit of all domestically related sales and 50% of all internationally related sales of all products). CFV expressly waives any and all rights to profit participation in any other ancillary products of the Registrant upon timely payment of the royalty by the Registrant;
(iv) CFV shall receive $2,000,000 payable from domestic and international gross distribution fees and utilization fees received by the Registrant as consideration for the reduction by CFV of its international distribution fee rights from 50% to 25% which shall be payable to CFV upon receipt by CFV of 50% of all such fees until paid in full; and (v) an option to purchase 2,000,000 shares of the Registrant's restricted common stock at $.10 per share exercisable for four (4) years from February 1, 1995.

         The aggregate amount of $200,000 to be paid by the Registrant to CFV was paid in February and March 1995 as agreed. An additional payment of $80,000 was made in August, 1995. The Registrant thereafter defaulted in the payment of $84,745.75 due February 1, 1996. As a result, CFV filed a Motion for a Temporary Protective Order ("TPO") in February 1996 in the Federal District Court for the Central District of California seeking an injunction freezing certain assets of the Registrant until such time as CFV's Motion for Assignment of Benefits ("Motion") could be heard by the Court on March 18, 1996. The TPO was issued by the Court on February 21, 1996 and the Motion for Assignment of Benefits was granted by the Court ex parte on March 15, 1996. The Order provided, among other things, that the Registrant assign any monies it had in its possession at such time or received from third parties for investment, royalties, distribution fees or other sources be kept in a segregated account for the benefit of CFV and paid to CFV until the entire sum due, including accrued interest from August 1995 and attorney's fees incurred in connection with enforcement of the judgment, were paid in full. During April and May 1996, the Registrant paid CFV an aggregate of approximately $452,000 representing payment in full of all such amounts due and in satisfaction of the Court Order. CFV has agreed to file a Partial Satisfaction of Judgment with the appropriate tribunals.

         On June 24, 1994, a lawsuit was instituted against the Registrant and a shareholder of the Registrant in Circuit Court for the 11th Judicial Circuit in and for Dade County, Florida by Samuel Balan, brother of Martin Balan, the former Chairman of the Board of the Registrant, alleging breach of contract, quantum meruit and seeking a declaratory judgment for entitlement to 1,100,000 shares of the Registrant's common stock and in excess of $300,000 for past due wages and expenses. This action was heard by the arbitrator as part of the arbitration between the Registrant and CFV. This action was heard by the Arbitrator as part of the arbitration between the Registrant and CFV. An award was entered in Mr. Balan's (cross-claimant's) favor. The Registrant paid the award in May 1996 and issued to him 1,000,000 restricted shares of common stock in June 1996 which will be registered in a selling shareholder registration statement to be filed with the Commission. Mr. Balan's counsel filed a motion with the Court on July 1, 1996 requesting that the court convert the award of stock into a cash award. The motion was heard on August 13, 1996 and on August 19, 1996, the Magistrate issued his report recommending dismissal of the motion (without prejudice) for lack of jurisdiction. Mr. Balan can seek to enforce the final judgment in California or Pennsylvania although as of the date hereof the Registrant has not been notified of any action being filed with respect to this matter.

         On May 23, 1995, a lawsuit was instituted against the Registrant and Mr. Arzt, former Chairman of the Board of the Registrant, individually, by an alleged former agent of the Registrant in the Circuit Court in the Ninth Judicial Circuit in and for Orange County, Florida alleging (i) breach of contract, (ii) quantum meruit, (iii) breach of verbal contract, and (iv) requesting an accounting and seeking damages in excess of $15,000. The Registrant answered the Complaint and commenced discovery. The Registrant is currently in the process of responding to interrogatories served by the plaintiff. To date, no trial date has been sent. Management intends to vigorously defend this matter and believes, based upon the allegations in the complaint, that it will ultimately prevail; however, no assurances can be given at this time that this will occur.

         On January 15, 1996, a lawsuit was instituted in New Jersey against the Registrant, Edward C. Kelly, its President and a director, and Michelle Kramish Kain, individually, who is a shareholder of the law firm of Kipnis Tescher Lippman Valinsky & Kain, which acts as counsel to the Registrant, by a former consultant and current shareholder and his related companies alleging, among other things: (1) breach of contract, (2) fraudulent inducement and misrepresentation and (3) violation of a New Jersey law relating to consumer contracts. The action relates to an agreement entered into by the Registrant and to the individual plaintiff to file a registration statement with the Commission in October 1995 to register certain securities of the plaintiff. The Registrant and Kelly, through their independent counsel, answered the complaint and filed separate defenses. Thereafter, they filed a Motion for Partial Summary Judgment to dismiss the consumer fraud claims as a matter of law and sought leave to amend the answer to assert counterclaims, both of which were granted on May 20, 1996. Defendant Kain, through her counsel, answered the complaint by general denial and filed a Motion to vacate the service of summons and complaint and dismiss the complaint for lack of in personam jurisdiction. A hearing on the Motion was heard on May 10, 1996 and the Court entered an order on May 20, 1996 dismissing the action against Ms. Kain for lack of personal jurisdiction. This suit was settled in July 1996 and releases were executed by the plaintiffs. As part of the settlement agreement, the Registrant agreed to register the plaintiff's shares of the Registrant's common stock with the Commission. The Company's failure to register such shares resulted in a default judgment against the Registrant pursuant to the terms of the settlement agreement.

         On August 28, 1996, the Registrant and Edward C. Kelly, its president and a director, were added as defendants to a Second Amended Complaint in litigation pending in the Riverside County Branch of the Superior Court of the State of California, between Prize Frize, Inc., William Bartfield and Larry Wirth, on the one hand, and Matrix (U.S.), Inc.; Matrix, Inc.; Peter Fisher; International Fries, Inc.; Fry Factor, Inc.; Edward Trent; Xavier Castro; Marcellino Menendez; MXI, Inc.; Inter Trade Exchange Co.; Baltkor International; Sanad Company; Michael Krakow; Andrei Lutikov; Griffin Financial Management Corporation, Inc.; EZ Fries, Inc.; Samuel Hepburn; Dudley Muth; Richard O. Wahlgren; Gene Fruhling; Eurofrize, Inc.; Laszlo Kovacs; Seek, Inc.; Fresh Fries UK Ltd.; Tega, S.A.; Tasty Fries, Inc.; Premier Design, Ltd.; H&R Industries; and Edward C. Kelly, on the other hand. The causes of action alleged against the Registrant and Mr. Kelly include misappropriation of trade secrets, unfair competition, conversion and conspiracy. The Second Amended Complaint seeks damages against the Registrant and Mr. Kelly in an unspecified amount for compensatory and punitive damages, according to proof at trial. The attorneys representing the Registrant and Mr. Kelly are in the process of preparing a response to the Second Amended Complaint.

         See "Item 1 - Plan of Operation" for information regarding the Registrant's suit against the former attorney and agent of Acumen, which information regarding this suit is hereby incorporated by reference.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No Current Reports on Form 8-K were filed during the quarter ended July 31, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TASTY FRIES, INC.


Date:    September 13, 1996           /s/ Edward Kelly
- -----    ------------------           ------------------------------------------
                                      Edward Kelly, President and Principal
                                      Financial Officer
                                      (Duly Authorized Representative and Chief
                                      Financial and Accounting Officer)

                                TASTY FRIES, INC.

                                   Form 10-QSB

                                Index to Exhibits


      S-B
Exhibit Number                Description                       Page No.
- --------------                -----------                       --------

       27                     Financial Data Schedule            18