Form 10QSB
period 1996-10-31
TASTY FRIES INC
filed 1996-12-19
CIK 791885

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 1996           Commission File No. 33-4460-NY


                                TASTY FRIES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               65-0259052
-----------------------------                                -------------------
State or other jurisdiction                                   (I.R.S. Employer
incorporation or organization                                Identification No.)

                         650 Sentry Parkway, Suite One
                                 Blue Bell, Pa                     19422
                   -------------------------------------------------------
                     (Address Of Principal Executive Offices)    (Zip Code)

                                  (610)941-2109
                       ---------------------------------
                         (Registrant's telephone number,
                              including area code)

                             ADELAIDE HOLDINGS, INC.
                       11098 Biscayne Boulevard, Suite 403
                                 Miami, Florida
                                 (305) 899-0200
                      ------------------------------------
                            (Former name and address)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  YES X         NO_____

As of December 6, 1996: 94,000,495 shares of common stock were outstanding
                        (without giving effect to the 1 for 20 reverse stock split to be effective on or about December 23, 1996)

PART I AND PART II HEREOF DO NOT GIVE EFFECT TO THE 1 FOR 20 REVERSE STOCK SPLIT TO BE EFFECTIVE ON OR ABOUT DECEMBER 23, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS:

         Unaudited financial statements for the quarterly period covered by this Report are attached hereto.

ITEM 2.           PLAN OF OPERATION:

         Since 1993 the Registrant has encountered significant delays in connection with the production of its Machine which was initially caused by the necessity to design, develop and test a totally new Machine commencing in late 1993. As a result, the Registrant was unable to ship its Machine as originally anticipated by the end of 1993 or as intended in 1994. The Registrant completed the initial engineering development of the Machine during the last quarter of 1994 but continued to experience delays in the final stages of development and testing throughout 1995 and 1996, much of which resulted from a material lack of working capital and the necessity to allocate a material amount of the limited capital received from the private sales of equity and debt securities for litigation and related expenses, including payments mandated to be paid to California Food & Vending, Inc. ("CFV") by federal court order granting CFV's motion to assign benefits granted on March 16, 1996 (the "Court Order"). See "Part II, Item 1. Legal Proceedings" herein. The Registrant anticipated that it would complete the testing of the Machine by September 1, 1995 based upon the expected delivery of the ten pre-production Machines in late July 1995, but actual testing did not commence until early December 1995 due to the delayed delivery of such pre-production Machines by Premier Design, Ltd. ("Premier"). As a result of such testing, certain modifications to and enhancements of the machine were made. Further, testing occurred on a more limited basis than initially expected due to the lack of working capital discussed herein. Accordingly, no Machines were shipped to distributors in the fiscal year ended January 31, 1996 although a demonstration machine was shipped to CFV in February 1996 pursuant to the Registrant's Settlement agreement with CFV. See "Part II,
Item 1. Legal Proceedings" herein. The Registrant expected to commence commercial production of the Machine in September or October 1996, although no assurances were given that this date would be met. Due to the Registrant's lack of working capital to complete the tooling of certain component parts of the Machine for commercial production, this schedule has been delayed until the second quarter of 1997. No assurances can be given that the Registrant will secure the additional $350,000 necessary to complete the tooling process to meet such timetable.

         In connection with the development of the Machine, the Registrant paid $75,000 toward the first $150,000 of development costs as provided in the Manufacturing

Requirements Agreement between Premier and the Registrant (the "Premier Agreement"). In April 1994, the Registrant advanced Premier $125,000 to be applied to the aggregate cost of manufacturing ten pre-production Machines to be placed in strategic locations for beta testing to gather data relating to, among other things, the Machine's performance, marketing trends and customer satisfaction. From May through July 1995, the Registrant paid Premier an aggregate of an additional $250,000 ($35,000 for each of ten pre-production Machines less the $125,000 paid in April 1994). The cost of these Machines was capitalized by the Registrant for $246,600; however, the only revenue to be realized from the sale of the ten pre-production Machines is $7,000 per Machine or $70,000 in the aggregate. In July 1996, the Registrant paid Premier $100,000 of the $650,000 to be paid Premier representing its one-half share of the Machine's development costs. The remaining balance of $550,000 is still due and owed to Premier.

         The ten pre-production Machines were placed at beta test sites located at bowling alleys and corporate office centers in the greater Philadelphia area and were monitored over a 90 day period by the Registrant. Testing of these Machines was successful based upon customer acceptance and approval, taste, price, convenience, Machine operation and the minimum down time experienced. The testing enabled management to correct and improve the Machine in certain key areas to enhance performance and operation. The Registrant's third party contractor is in the process of tooling certain component parts of the Machine which will then be assembled by S & H Electronics, Inc., a local Pennsylvania manufacturer with whom the Registrant entered into a manufacturing agreement in June 1996 because of Premier's inability to manufacture the Machines under the terms of the amended Premier Agreement (the "Amendment"). As previously discussed, the tooling process has been delayed due to the unavailability of working capital for the Registrant to pay to complete the same. Once tooling is completed and the Registrant is able to order Machines from the manufacturer for delivery to purchasers, the Registrant will require payment from such purchasers on terms which management believes will cover its cash payment requirements to the manufacturer so that the registrant will not have to advance cash for Machines or build an inventory, although no assurances are given that this will occur. If management is incorrect, the Registrant will be required to advance cash to the manufacturer. This will require the Registrant to raise additional funds. There can be no assurances given that any funding, including that which may be required to be advanced, will be available or if available, on terms satisfactory to the Registrant.

         In September 1996, the Registrant entered into a vendor agreement (the "Vendor Agreement") with Forrest Financial Corp. (the "Leasing Company") to provide lease financing to distributors and others who may wish to lease Machines rather than purchase. Pursuant to the terms of the Vendor Agreement, approximately $15,000,000 will be made available by the Leasing Company to qualified lessees for such purpose. Management believes that the availability of financing to lease the Machines to qualified lessees may attract more vending machine companies and operators. To the extent that Machines are leased and funded in this manner, the Registrant may no longer be required to provide initial cash funding for production but will receive funding directly from the

Leasing Company. This should, although no assurances are given, enable the Registrant to attain greater profit margins without incurring the attendant cost of capital.

         The Registrant presently estimates, based upon current distribution agreements, that it will provide at a minimum up to approximately 2,600 Machines to its existing and possible new distributors during the 12 months following delivery of the first commercial production Machines. This number of Machines is subject to the Registrant receiving adequate funding from purchasers of the Machines, as to which no assurances are given. Further, although management previously anticipated that commercial production would commence in September or October 1996, it now anticipates that this will occur in the second quarter of 1997. No assurance can be given that this revised timetable will be met, when such Machines will be shipped or the number that will ultimately be shipped in the following 12 months. If a lesser number of Machines is purchased or leased, the Registrant's financial condition and operations will be materially and adversely effected. In addition, the Registrant has developed its Potato Product for use in the Machine. Management estimates that the cost to establish a manufacturing line to produce the Potato Product is approximately $500,000. Due to the cost involved and the current availability of certain other potato products comparable with the Registrant's Potato Product for use in the Machine, the Registrant does not currently intend to establish a manufacturing line at this time, Rather, the Registrant has been seeking other available potato products and believes it has located and secured the same from unaffiliated sources.

         The Registrant has expanded its distributor base during the past year which currently includes several foreign countries (see below), has reacquired one distributorship for Common Stock and an option and is negotiating the reacquisition of another. Management continues discussions with third parties, who have seen the Machine in operation, for distributorships in South and Central America, the Far East and the Middle East. To date, distribution agreements for Brazil, Israel, Egypt and Jordan have been executed and there are negotiations for other territories. The Registrant is presently negotiating with individuals in Saudi Arabia for access to other Middle East territories. The Registrant has, however, changed its marketing focus and anticipates, in most instances, operating in other territories directly rather than through distributorships with third parties. No assurances are given, however, that the Registrant will continue in this direction or that other distribution agreements or joint venture agreements will not be entered into for other territories.

         It is management's intention to work closely with its distributors as they take delivery and install and maintain the Machines. This working relationship has been repeatedly postponed due to the persistent delays in testing and developing a totally new Machine and the lack of working capital to fund commercial production. Further, the Registrant's financial condition may be materially and adversely effected if any current distributors breach their respective distribution agreements and fail to accept delivery and pay for Machines as required by such agreements. As of this date, management believes that approximately one-half of its distributors are in breach of their agreements due to non-payment of distribution fees. Management intends to notify those defaulting distributors that have not previously been notified that they have forfeited their distribution rights for such non-payment. Notwithstanding the foregoing, management believes that there may be other channels to distribute the Machine and the Products of the Registrant, including joint venture agreements, which could be as effective and profitable as the existing distribution network is expected to be. Although management is in preliminary discussions for several joint ventures, there are no definitive agreements entered into as of this time. No assurances can be given that management will successfully negotiate any joint venture agreements or be successful in marketing and developing this area. Management will continue to seek the most efficient and profitable ways to market and distribute the Machines and the Products.

         As of December 1, 1996 the Registrant had a total of six (6) full-time employees, including Leonard Klarich, who has served as Executive Vice President and Secretary since June 1996, is a Registrant director and has previously provided consulting services to the Registrant during the current fiscal year. Mr. Klarich, experienced in operating larger companies than the Registrant, is responsible for marketing, distribution and administrative matters which has enabled Mr. Kelly to focus on tooling, production and assembly of the Machine and to seek regulatory approvals and design enhancements. Although preliminary matters have already been addressed for the necessary approvals, only commercial production Machines can obtain final approval. Additional employees are expected to be hired during the next 12 months if the Registrant's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense. There can be no assurances that additional employees will be hired or that there will be sufficient income generated from operations to fund such additional expenses. If hired, such additional employees may include a food technician, a chief operating officer with significant experience in the vending machine business, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months, if any.

         Due to the continued and significant lack of working capital and the restrictions on cash expenditures resulting from the CFV Court Order in the first quarter of the current fiscal year, the Registrant had been unable to finalize new and expansive marketing literature to assist it and its distributors in marketing its Machines. Management believes that it has made significant inroads in stabilizing its working capital deficiencies and severe financial problems it has experienced in the past and that the Registrant will be able to move forward with its marketing efforts. In this regard, the Registrant has completed all marketing and warranty materials and the necessary technical manuals relative to the operation of the Machine. Further, it has finalized its training program and completed an instructional video for distributors and the technicians who will service the Machine. Several technicians representing distributors have already attended the Registrant's training program.

         In the past, the Registrant had retained and may in the future retain consultants with significant experience in marketing and advertising and in the food vending business to assist the Registrant with its marketing efforts as well as other related matters. On May 23, 1996 the Registrant entered into a consulting agreement with LBI Group, Inc. ("LBI") to provide certain business consulting services, including marketing, for a 12 month period, subject to prior termination by either party upon at least 30 days prior notice. In consideration thereof, the Registrant granted an option to employees of LBI involved in providing such consulting services to the Registrant to purchase on a pro-rata basis an aggregate of 4,000,000 (pre-split) shares of free-trading Common Stock at an exercise price of $.05 per share. Such free-trading shares were issued by the Registrant upon exercise of the option by these LBI employees for $200,000 in July 1996. In August 1996 the Registrant, by letter, terminated the agreement with LBI for alleged non-performance. Prior thereto, the employees of LBI returned an aggregate of 1,000,000 shares to the registrant which were canceled and returned to treasury. The Registrant has been negotiating with LBI for the return of additional shares. No assurances are given that any additional shares will be returned or what action, if any, the Registrant may take in connection therewith.

         Since its inception, the Registrant has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and private securities transactions to raise working capital to fund operations. At October 31, 1996 the Registrant had approximately $27,750 in cash. Until the most recent investment of $1,250,000, in April and May 1996 as described below, funding had been substantially inadequate to allow the Registrant to continue its plan of operation. Accordingly, the Registrant secured additional funds through the sale of restricted Common Stock to the extent and on the best terms possible in light of its adverse financial position (see below). Despite the $1,250,000 investment, a significant amount of which was used to pay CFV and related expenses, it is now necessary for the Registrant to seek additional funding primarily for tooling expenses and marketing. No assurances can be given that the Registrant will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to commence commercial production or expand marketing over the next 12 months. If the Registrant is unable to obtain needed funds, it could be forced to curtail or cease its activities.

         In September 1995, the Registrant entered into an agreement with Acumen Services, Ltd. an off-shore Abaco, Bahamas company ("Acumen"), to purchase an aggregate of 21,500,000 shares of Common Stock of the Registrant for a purchase price of no less than $.10 per share payable pursuant to the terms of a Promissory Note from Acumen providing for payment of the purchase price on the earlier to occur of (i) the date that commercial production of the Machine commences or (ii) January 2, 1996. In late November 1995, when it was apparent that the delayed beta testing was about to commence, management and Acumen agreed to provide for payment of the purchase price to occur solely upon commercial production of the Machine. The 21,500,000 shares were held in escrow until October 1995 when the Registrant agreed to the transfer of 3,900,000 shares from Acumen to its Trustee (an off-shore, non-U.S. Person pursuant to Regulation S) and subject to payment in full for all shares so transferred as agreed. The Trustee and

Acumen executed Regulation S representation letters and the trustee also executed a guaranty and indemnity in favor of the registrant agreeing to return the shares or pay for them upon the written request of the registrant. In January 1996 the registrant agreed to the transfer of an additional 3,000,000 shares by Acumen to the trustee in the same manner and new Regulation S representation letters were executed by both parties and a guaranty and indemnity relative to such shares was executed by the trustee. During the last quarter of the fiscal year ended January 31, 1996, Acumen transferred 2,000,000 of such shares to two non-U.S. persons in two separate off-shore transactions in conformity with Regulation S. Such non-U.S. persons thereafter directly paid the registrant for these shares, in the aggregate amount of $100,000 (usd), representing a decrease in the price to be paid by Acumen to $.05 Per share, based upon the then current market price of the Registrant's Common Stock. The Registrant believes that approximately 1,000,000 shares of the 3,000,000 shares transferred from Acumen to the trustee were thereafter transferred to U.S. citizens in violation of Regulation S. The balance of the shares issued to Acumen were canceled and returned to the Registrant's treasury in late May 1996. A written request for either the return of 3,900,000 shares transferred to the trustee or payment therefore was sent to the trustee on May 30, 1996 but as of the date hereof, the shares have not been returned or paid for. On June 26 the registrant instituted a lawsuit against the trustee in the circuit court of the eleventh judicial circuit in and for Dade County, Florida alleging breach of the guaranty and indemnity agreement based upon the failure of the trustee to return the 3,900,000 shares plus interest and attorneys' fees. On September 4, 1996, the Registrant obtained a default against the trustee. Thereafter, on October 28, 1996, the trustee filed a motion to vacate default. On October 29, 1996, the Registrant filed a motion for final default judgment. The pending motions have not been set for hearing before the court.

         On April 30, 1996 the Registrant entered into a stock purchase agreement with an accredited investor to purchase an aggregate of 25,000,000 shares of restricted Common Stock at a purchase price of $.05 per share for aggregate gross proceeds to the Registrant of $1,250,000 payable (i) $500,000 on April 30, 1996 for 10,000,000 shares and (ii) the balance of $750,000 payable on or before May 30, 1996. An aggregate of $1,250,000 was paid to the Registrant on or before May 31, 1996. The investor also received an additional 250,000 post-split shares and will receive certain anti-dilution warrants. Although the Registrant entered into the stock purchase agreement with one investor, certain other individuals provided a portion of the $1,250,000 used to fund such investor's purchase of the Registrant's Common Stock. In addition, a portion of the 25,000,000 shares issued to the investor were later transferred to the individuals who provided such funds. As a result of requests by certain of these individuals who acquired shares from the investor, the registrant returned an aggregate of $225,000 to these individuals in exchange for the shares of the Registrant's Common Stock held by them. These funds were replaced by the purchase of an equivalent number of shares of Common Stock by other investors for the same amount. These shares of Common Stock, including those underlying the warrants to be issued, are being registered in a Registration Statement to be filed with the Securities and Exchange Commission ("SEC").

         The Stock Purchase Agreement, among other things, also provides for (i) the investor to receive 250,000 (post-split) shares of restricted Common Stock in consideration for the investment after the reverse split is effective, (ii) the appointment of a nominee to the Board of Directors (who was appointed on October 4, 1996), and (iii) the purchase of up to an additional $1,000,000 in value of restricted Common Stock promptly after a reverse stock split is approved by a majority of the Registrant's issued and outstanding shares of voting stock. The number of post-split shares to be purchased by the investor for the $1,000,000 shall be determined by dividing $1,000,000 by the average of the bid and asked price of the Common Stock on December 18, 1996, the effective date of the reverse split. Further, the Stock Purchase Agreement provides that Edward C. Kelly, President of the Registrant, shall be issued 1,500,000 post-split shares of Common Stock for past, present and future services to the Registrant, exclusive of any salary, bonus or other compensation in any form received or to be received by Mr. Kelly, based upon a reverse split resulting in no greater than 6,000,000 shares of the Registrant's Common Stock to be outstanding. All shares received by the investor and Mr. Kelly will be restricted but will be subsequently registered in a registration statement together with the shares underlying the Warrants described below, to be filed with the SEC within 60 days from the date of payment for all 25,000,000 shares. Both the investor (and its transferees) and Mr. Kelly have agreed not to sell such shares for 60 days from the effective date of such registration statement. The investor and Mr. Kelly shall also receive anti-dilution warrants (the "Warrants") to purchase the lesser of (i) 5,000,000 shares of restricted Common Stock or (ii) such amount of shares to ensure that each of them shall maintain ownership of no less than 25% of the issued and outstanding Common Stock of the Registrant at any time for a period of three years from May 29, 1996 at an exercise price equal to the average of the bid and asked price per share on December 23, 1996, the effective date of the reverse split. It was agreed that the Warrant Shares would also be registered.

         On December 16, 1996, a majority of the issued and outstanding voting securities of the Registrant, by written consent, approved a 1 for 20 reverse stock split of the Registrant's Common Stock and authorized an amendment to the Registrant's Articles of Incorporation to change its authorized common shares to 25,000,000 shares of Common Stock, and its par value to $.001 per share. The Amendment was filed with the Nevada Secretary of State on December 18, 1996.

ITEM 3.           FORWARD-LOOKING STATEMENTS:

         When used in this report and in future filings by the Registrant with the Commission, in the Registrant's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including the Registrant's liquidity constraints, potential increases in manufacturing costs and delays, pending litigation, availability of raw materials, competition, demand for the Machine and other proprietary products, and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The Registrant wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Registrant wishes to advise readers that actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Registrant does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In March 1993, CFV filed a suit against the Registrant, its then-serving management (not including Edward C. Kelly and Leonard J. Klarich or any other current members of the Board of Directors) and others, in federal court in California alleging: a) breach of contract, b) fraud, c) securities fraud, d) constructive trust, and seeking an accounting and declaratory relief. CFV sought to prove its damages at trial, obtain an accounting and a declaration that it was entitled to all inventions, processes and improvements relating to any french fry machine developed by the Registrant. The lawsuit was stayed on July 6, 1993 pending the outcome of arbitration regarding the matter because the original agreement among the parties provided that the exclusive resolution of disputes among the parties was to be determined by binding arbitration. Arbitration of this matter took place in September 1994. On October 25, 1994 an award (the "Award") was rendered against the Registrant in the aggregate amount of $279,500 for domestic and international distribution fees owed to CFV pursuant to a March 17, 1992 Memorandum of Understanding (the "Memorandum") and a May 14, 1991 international joint venture agreement between the Registrant and cfv (the "Joint Venture Agreement"), and an additional $249,500 in compensatory damages, jointly and severally, as among the Registrant and Edward Abramson and Martin Balan, two former officers and directors of the Registrant. The award and compensatory damages totaling $529,000 were recorded in the Registrant's financial statements as of October 31, 1994.

         The Award also ordered (a) the enforcement of the terms of the Memorandum and the Joint Venture Agreement which, generally, provided for the payment by the Registrant of certain royalties, fees and profits to CFV in connection with future sales by the Registrant of the Registrant's vending machines and related products, and (b) the issuance by the Registrant to CFV of an option to purchase 2,000,000 shares of the Registrant's restricted Common Stock at an exercise price of $2.00 Per share through March 17, 1997.

         In connection with the foregoing, an award was also entered in favor of the cross-claimant, Samuel Balan who is the brother of Martin Balan, one of the former officers and directors of the Registrant. It requires, among other things, that the Registrant issue Samuel Balan 1,000,000 shares of unrestricted Common Stock. The financial statements do not reflect the issuance of these shares for the fiscal year ended January 31, 1996. Such shares, with restriction, were issued to him in June 1996 and their issuance is reflected in the financial statements for the quarter ended October 31, 1996.

         On December 23, 1994, a Supplemental Award of arbitrator ("Supplemental Award") was issued in connection with certain motions, oppositions, requests and replies. In connection therewith, CFV was awarded (i) attorneys' fees of $94,962.50 Against the registrant and (ii) costs of $29,896.43 Against the Registrant and Edward Abramson and Martin Balan, its two former officers and directors, jointly and severally. In addition, the cross-claimant, Samuel Balan, was awarded $4,099.34 For certain specific costs against the registrant. The Registrant's request for Clarification Re Fraud Damages was reviewed by the Arbitrator and denied.

         In February 1995, the Registrant, through the efforts of Mr. Kelly, then President of the Registrant and now President, Chief Executive Officer and Chairman of the Board, and CFV entered into a Settlement Agreement which supersedes the Award and Supplemental Award. The Settlement Agreement, which was subsequently amended on February 22, 1995 and February 23, 1995 (collectively the "Settlement Agreement"), provides, in pertinent part, among other things that (i) the Registrant shall pay to CFV the sum of $25,000 on or before February 28, 1995 and an additional $175,000 to be applied against the Supplemental Award as partial payment for past due royalties (which was paid), the balance payable over three (3) years commencing six (6) months after February 1, 1995 and shall bear interest at 10% per annum. The payment of the $175,000 originally due by March 10, 1995 was extended by agreement between the Registrant and CFV to March 15, 1995 and was paid by the Registrant, (ii) a royalty to CFV of $350 per Machine for the first 500 Machines and thereafter a royalty equal to 35% of the difference between the price paid to the manufacturer and/or the wholesale price to the purchaser, domestic or international, of a minimum of $350 up to a maximum of $500 per Machine (the Award provides for $500 for every Machine and a 50% joint venture interest);
(iii) $.25 per pound of all Potato Product sold, commercially used or distributed (the Award provides for 25% profit of all domestically related sales and 50% of all internationally related sales of all Products). CFV expressly waives any and all rights to profit participation in any other ancillary products of the Registrant upon timely payment of the royalty by the Registrant;
(iv) CFV shall receive $2,000,000 payable from domestic and international gross distribution fees and utilization fees received by the Registrant as consideration for the reduction by CFV of its international distribution fee rights from

50% to 25% which shall be payable to CFV by receipt by CFV of 50% of all such fees until paid in full; and (v) an option to purchase 2,000,000 shares of the Registrant's restricted Common Stock at $.10 per share exercisable for four (4) years from February 1, 1995.

         The aggregate amount of $200,000 to be paid by the Registrant to CFV was paid in February and March 1995 as agreed. An additional payment of $80,000 was made in August 1995. The Registrant thereafter defaulted in the payment of $84,745.75 due February 1, 1996. As a result, CFV filed a Motion for a Temporary Protective Order ("TPO") in February 1996 in the Federal District Court for the Central District of California seeking an injunction freezing certain assets of the Registrant until such time as CFV's Motion for Assignment of Benefits could be heard by the court on March 18, 1996. The TPO was issued by the court on February 21, 1996 and the Motion for Assignment of Benefits was granted by the Court ex parte on March 15, 1996 (the "Court Order"). The Court Order provided, among other things, that the Registrant assign any monies it had in its possession at such time or received from third parties for investment, royalties, distribution fees or other sources be kept in a segregated account for the benefit of CFV and paid to CFV until the entire sum due, including accrued interest from August 1995 and attorney's fees incurred in connection with enforcement of the judgment, were paid in full. During April and May 1996, the Registrant paid CFV an aggregate of approximately $452,000 representing payment in full of all such amounts due and in satisfaction of the Court Order. CFV has agreed to file a Partial Satisfaction of Judgment with the appropriate tribunals but has not done so as of the date hereof.

         In connection with the award to Samuel Balan, on June 24, 1994, a lawsuit was instituted against the Registrant and a shareholder of the Registrant in Circuit Court for the 11th Judicial Circuit in and for Dade County, Florida by Samuel Balan, brother of Martin Balan, the former Chairman of the Board of the Registrant, alleging breach of contract, quantum meruit and seeking a declaratory judgment for entitlement to 1,100,000 shares of the Registrant's Common Stock and in excess of $300,000 for past due wages and expenses. This action was heard by the arbitrator as part of the arbitration between the registrant and CFV. An award was entered in Mr. Balan's (cross-claimant's) favor. The Registrant paid the award in May 1996 and issued to him 1,000,000 restricted shares of Common Stock in June 1996. Counsel to Mr. Balan filed a motion with the Federal District Court for the Southern District of Florida on July 1, 1996 requesting that the Court convert the award of stock into a cash award. The motion was heard on August 13, 1996 and, on August 19, 1996, the magistrate issued his report recommending dismissal of the Motion (without prejudice) for lack of jurisdiction. Mr. Balan filed a Motion to Show Cause in the Federal District Court for the Central District of California and the Court has stated that it will issue an Order To Show Cause Why The Registrant Should Not Be Held In Contempt for its alleged failure to abide by the judgment. Mr. Balan alleges that the Registrant's alleged failure to issue unrestricted Common Stock has caused him to suffer financial harm. The matter has not yet been set for hearing by the Court.

         On May 23, 1995, a lawsuit was instituted against the Registrant and Mr. Gary Arzt, former President, Secretary and Chairman of the Board of the Registrant, individually, by an alleged former agent of the Registrant in the Circuit Court in the Ninth Judicial Circuit in and for Orange County, Florida alleging (i) breach of contract, (ii) quantum meruit, (iii) breach of verbal contract, and (iv) requesting an accounting and seeking damages in excess of $15,000 for alleged commissions due on the sale of certain distributorships that he allegedly sold. The Registrant's and Mr. Arzt's answer denying the allegations and affirmative defenses to the complaint were filed on September 29, 1995. To date, preliminary discovery has been exchanged but the matter has not been set for trial. Management intends to vigorously defend this matter and believes, based upon the allegations in the complaint, that it will ultimately prevail; however, no assurances can be given at this time that this will be the result.

         See Part I, Item 2. Herein for a discussion of the lawsuit brought by the Registrant against the Trustee for Acumen.

         On January 15, 1996, a lawsuit was instituted in New Jersey against the Registrant, Edward C. Kelly and Michelle Kramish Kain, individually, who is a shareholder of the law firm of Kipnis Tescher Lippman Valinsky & Kain, counsel to the Registrant, by a former consultant and current shareholder and his related companies alleging among other things: 1) breach of contract, 2) fraudulent inducement and misrepresentation and 3) violation of a New Jersey law relating to consumer contracts. The action related to an agreement entered into by the Registrant and to the individual plaintiff to file a registration statement with the Commission in October 1995 to register certain securities of the plaintiff. The Registrant and Kelly, through their independent counsel, answered the complaint and filed separate defenses. Thereafter, they filed a Motion for Partial Summary Judgment to dismiss the consumer fraud claims as a matter of law and sought leave to amend the answer to assert counterclaims, both of which were granted on May 20, 1996. Defendant Kain, through her counsel, answered the complaint by general denial and filed a Motion to vacate the service of summons and complaint and dismiss the complaint for lack of in personam jurisdiction. A hearing on the Motion was heard on may 10, 1996 and the Court entered an order on May 20, 1996 dismissing the action against Ms. Kain for lack of personal jurisdiction. This suit was settled in July 1996 and releases were executed.

         On August 28, 1996, the Registrant and Edward C. Kelly, its President, Chief Executive Officer and Chairman of the Board, were added as defendants to a Second Amended Complaint in litigation pending in the Riverside County Branch of the Superior Court of the State of California, between Prize Frize, Inc., William Bartfield and Larry Wirth, Plaintiffs, and Matrix (U.S.), Inc; Matrix, Inc.; Peter Fisher; International Tasty

Fries, Inc.; Fry Factor, Inc.; Edward Trent; Xavier Castro; Marcellino Menendez; Mxi, Inc.; Inter Trade Exchange Co.; Baltkor International; Sanad Registrant; Michael Krakow; Andrei Lutikov; Griffin Financial Management Corporation, Inc.; Ez Fries, Inc.; Samuel Hepburn; Dudley Muth; Richard O. Wahlgren; Gene Fruhling; Eurofrize, Inc.; Laszlo Kovacs; Seek, Inc.; Fresh Fries Uk Ltd; Tega, S.A.; Tasty Fries, Inc; Premier Design, Ltd.; H&R Industries; and Edward C. Kelly as defendants. The causes of action alleged against the Registrant and Mr. Kelly include misappropriation of trade secrets, unfair competition, conversion and conspiracy. The Second Amended Complaint seeks damages against the Registrant and Mr. Kelly in an unspecified amount for compensatory and punitive damages, according to proof at trial. The Registrant has filed a Motion to Quash for lack of personal jurisdiction over Edward Kelly which is to be heard by the Court on January 8, 1997. Counsel for the Registrant expects a Third Amended Complaint to be filed in response to a Motion to Dismiss filed by other defendants.

         On September 25, 1996, a lawsuit was instituted by Mr. Arzt against the Registrant in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida for breach of a promissory note and reimbursement of certain alleged expenses incurred by Mr. Arzt as former Chairman of the Board of the Registrant. Mr. Arzt is seeking approximately $64,000. The Registrant has filed a Motion to Dismiss the complaint which is currently pending.

ITEM 2.           CHANGES IN SECURITIES

         On December 16, 1996, upon written consent, the stockholders holding a majority of the issued and outstanding shares of Common Stock of the Registrant, approved a reverse split of the issued and outstanding Common Stock of the Registrant on a 1 for 20 basis resulting in 4,700,025 shares of Common Stock in the aggregate being outstanding on the effective date of the reverse split. All outstanding options, warrants and other rights to acquire shares of Common Stock, unless specifically not subject to the reverse stock split, were reverse split on a 1 for 20 basis. The Registrant thereafter filed on December 18, 1996 an amendment to its Articles of Incorporation to change the authorized common shares to 25,000,000 shares of Common Stock and the par value to $.001 per share, which such amendments were also approved by the stockholders on December 16, 1996.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See Item 2. above.

ITEM 5.           OTHER INFORMATION

         See Part II, Item 1. Above.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               EXHIBITS

         3.0 Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on December 18, 1996.

         27    Financial Data Schedule

               REPORTS ON FORM 8-K

               None.

                        TASTY FRIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                               OCTOBER 31,        JANUARY 31,
                                                   1996               1996
                                               -----------        -----------
                                               (Unaudited)

Current Assets:
   Cash                                           $   27,747         $    5,273
   Machine                                            70,000             70,000
   Subscription receivables                                           2,092,000
   Loans receivable - officer                         50,000             50,000
                                                  -----------------------------
        Total current assets                         147,747          2,217,273

Property and equipment, net                           25,088             30,515
                                                  -----------------------------
                                                  $  172,835         $2,247,788
                                                  ==========         ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Note payable                                     $  25,000        $   25,000
   Note payable, shareholder/officer                   50,000            50,000
   Accounts payable and accrued expenses              669,686           549,283
   Unearned revenue                                   376,000           356,000
                                                    ---------        ----------
        Total current liabilities                   1,120,686           980,283
                                                    ---------------------------


Stockholders' Deficiency:
   Common stock, $.01 par value; authorized
    100,000,000 shares; issued and outstanding
    93,963,594 shares at October 31, 1996 and
    77,000,495 at January 31, 1996                    939,636           770,005
   Additional paid-in capital                       4,348,140         5,119,270
   Deficit accumulated in development stage        (6,235,627)       (4,621,770)
                                                    ---------------------------
                                                     (947,851)        1,267,505
                                                    ---------------------------

                                                   $  172,835        $2,247,788
                                                    ===========================

                 See notes to consolidated financial statements

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)


                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       1995               1996              1995                1996
                                                       ----               ----              ----                ----

Revenues                                            $         0         $         0      $         0        $         478
                                                    ------------        ------------     ------------       -------------
Costs and expenses:

Machine and product development                          17,385               7,384           22,113              587,006
Selling, general and administrative                     314,025             364,068          771,579            1,020,925
                                                      -------------------------------------------------------------------
                                                        331,410             371,452          793,692            1,607,931
                                                      -------------------------------------------------------------------

Net loss before interest                               (331,410)           (371,452)        (793,692)          (1,607,453)

Interest expense                                          1,621               1,910           25,197                6,404
                                                     --------------------------------------------------------------------

Net loss                                              $(333,031)          $(373,362)       $(818,889)         $(1,613,857)
                                                     ==============================       ==========         ============

Net loss per share of common stock                        $(.01)              $(.01)           $(.01)              $( .02)
                                                          =====               =====            =====               ======

Weighted average shares outstanding                  55,625,617          93,963,594       41,151,847           83,068,472
                                                    ===========         ===========      ===========          ===========

                 See notes to consolidated financial statements


                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            1995              1996                  1995              1996
                                                          ------------------------------------------------------------------
Cash flows from operating activities:

Net loss                                                   $  (333,031)        $(373,362)      $  (818,889)      $(1,613,857)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation                                                  1,580             1,809             4,740             5,427
   Other assets                                                                                   (225,000)
   Subscriptions receivable                                 (2,150,000)        2,070,000        (2,150,000)        2,092,000
   Unearned revenue                                           (100,000)                            (80,000)           20,000
   Accounts payable and accrued expenses                      (222,448)           74,902          (446,692)          120,404
                                                           -----------------------------------------------------------------
Net cash used by operating activities                       (2,803,899)        1,773,349        (3,715,841)          623,974
                                                           -----------------------------------------------------------------

Net cash flows used by investing activities:

   Purchase of property and equipment                          -0-                -0-               (5,604)            -0-
                                                          ------------------------------------------------------------------

Cash flows from financing activities:
   Issuance (cancellation) of common stock                   2,565,000        (2,045,000)        3,514,500          (676,500)
   Issuance of common stock for services                       246,960                             421,714            75,000
   Loan receivable, officer                                                                        (50,000)
   Loan conversion to stock                                                                        (50,000)
   Repayment of note payable                                                                       (25,000)
   Note payable shareholder/officer                                                                (79,947)
                                                          ------------------------------------------------------------------
Net cash provided by financing activities                    2,811,960        (2,045,000)        3,731,267          (601,500)
                                                          ------------------------------------------------------------------

Net increase (decrease) in cash                                  8,061          (271,651)            9,822            22,474
Cash, beginning balance                                          2,066           299,398               305             5,273
                                                          ------------------------------------------------------------------

Cash, ending balance                                      $     10,127       $    27,747       $    10,127       $    27,747
                                                          ==================================================================

Supplemental disclosure of cash flow information:

   Cash paid for interest                                 $        360       $        20       $    22,636       $     1,363
                                                          ==================================================================

                 See notes to consolidated financial statements

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)

1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.

2.       Description of Business and Significant Accounting Policies:

         The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine which will cook and dispense french fries. The Company had entered into a manufacturing requirements agreement with Premier Design, Inc., a company which manufactures and assembles a variety of high technology equipment. The Company has determined that Premier will be unable to meet production requirements. The Company has determined with Premier to pay them $650,000 in research and development costs ($100,000 paid July, 1996; $550,000 due as of October 31, 1996). In exchange for 25% of research and development costs paid with the remaining balance paid over twelve months, Premier will assign one-half interest in the patent associated with the machine. This new agreement was executed by the Company to avoid significant costs from potential litigation proceedings and further delays in production of the machine. The additional research and development costs are reflected in the nine months loss figure. The President of the manufacturing company is a former Director of Tasty Fries, Inc. and the President of Tasty Fries, Inc. owns 50% of the manufacturing company. In June, 1996, the Company entered into a new manufacturing agreement with S&H Electronics, Inc. (a Pennsylvania corporation) to assemble the machines after the tooling phase is completed. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company has no revenues from operations, but does have immaterial revenues from operation of beta test machines. Its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully marketing the vending machine and resolving existing litigation (Note
         5).

         All intercompany accounts and transactions have been eliminated.

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)

3.       Unearned Revenue:

         In May 1996 the Company received payments totaling $20,000 for the rights to distribute its machines in Israel, Egypt and Jordan.

4.       Issuance of Common Stock:

         There were no additional shares issued during the quarter ended October 31, 1996.

5.       Litigation:

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

         In connection with the foregoing, an award was entered in favor of cross-claimant, which requires, among other things, that the Company issue 1,000,000 shares of unrestricted common stock to him. The financial statements reflect the issuance of these shares in June, 1996.

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

                        TASTY FRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)

5.       Litigation (continued):

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

         In September 1995, the Company entered into an agreement with Acumen Services, Ltd. to purchase an aggregate of 21,500,000 shares of common stock. These shares were issued by the Company, but held in escrow until payment for the shares was received. 3,900,000 shares were transferred to Acumen in January, 1996, but no money has been received for these shares to date. On June 26, 1996, the Company instituted a lawsuit against Acumen for breach of the Guaranty and Indemnity Agreement and has demanded the return of the 3,900,000 shares or payment therefore of $390,000 plus interest and attorneys' fees. The cancellation of these shares has been recorded in the books of the Company as of October 31, 1996.

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

                                              TASTY FRIES, INC.

Date:  December 16, 1996                        /S/ EDWARD C. KELLY
                                              ---------------------
                                              Edward C. Kelly, President
                                              and Principal Financial Officer