Form 10KSB
period 1997-01-31
TASTY FRIES INC
filed 1997-05-15
CIK 791885

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1997.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to _______________

Commission File No. 33-4460-NY
                    ----------

              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       65-0259052
-----------------------------                       -------------------
State or other jurisdiction                         (I.R.S. Employer
incorporation or organization                       Identification No.)

                          650 SENTRY PARKWAY, SUITE ONE
                               BLUE BELL, PA 19422
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (610) 941-2109
                                                    --------------

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

         The aggregate market value of the common voting stock held by non-affiliates as of May 1, 1997: Not Determinable.

         Shares outstanding of the registrant's common stock as of May 1, 1997:
4,763,909 shares.

         Transitional Small Business Disclosure Format:

                            Yes [ ]  No  [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         (A) GENERAL BUSINESS DEVELOPMENT

         Tasty Fries, Inc. (the "Registrant"), was incorporated under the laws of the State of Nevada on October 18, 1985, under the name Y.O., Systems, Ltd. The Registrant was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business potential. No specific business or industry was originally contemplated. The Registrant was formed as a "blank check" company for the purpose of seeking a business acquisition without regard to any specific industry or business.

         In connection with its formation, the Registrant issued 150,000,000 shares of its restricted common stock to its founders in October, 1986. In November 1987, the Registrant consummated a public securities offering registered under Form S-18 wherein it sold 10,000,000 units at $.01 per unit. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant to purchase one share of common stock for $.04 per share.

         On November 12, 1987, the Board of Directors of the Registrant declared a five for one (5 for 1) forward split of the Registrant's common stock and warrants to holders of record on November 27, 1987. The stock split resulted in an increase in the number of issued and outstanding shares to 160,000,000 and decreased the par value of each share to $.0002.

         During 1987 through 1989 a total of 7,268,600 common stock purchase warrants were exercised at $.04 per share, resulting in the issuance of 7,268,600 shares of common stock for aggregate proceeds to the Registrant of $290,744.

         The Registrant was unsuccessful in certain business proposals and began actively looking for a business acquisition during 1990.

         Effective July 29, 1991, the Registrant issued 13,500,000 shares of restricted common stock (after giving effect to a 1 for 50 reverse stock split) to the stockholders of Adelaide Holdings, Inc., a private Delaware corporation incorporated in April, 1990 (hereafter referred to as "AHI"). The 13,500,000 shares represented approximately 80% of the 16,845,370 shares of common stock of the Registrant outstanding after the acquisition.

         As a part of the acquisition of AHI, the Registrant amended its Articles of Incorporation to provide for a name change to Adelaide Holdings, Inc. and a change in par value per share of common stock to $.01. The Registrant effectuated a 1 for 50 reverse stock split which reduced its prior outstanding shares of common stock to 3,345,372 effective as of July 31, 1991. The Registrant also reduced its authorized shares of common stock to 100,000,000 shares and authorized 5,000,000 shares of $.001 par value preferred stock to be issued at the discretion of the Board of Directors.

         The Registrant also amended its Articles of Incorporation to include a provision that officers and directors of the Registrant are not liable for damages as a result of a breach of fiduciary duty except in certain specified instances under Nevada law. In September 1993, the Registrant amended its Articles of Incorporation changing its name to Tasty Fries, Inc.

         On December 16, 1996, a majority of the issued and outstanding voting securities of the Registrant, by written consent, approved a 1 for 20 reverse stock split of the Registrant's common stock and authorized an amendment to the Registrant's Articles of Incorporation to change its authorized common shares to 25,000,000 shares of common stock and its par value to $.001 per share. The Amendment was filed with the Nevada Secretary of State on December 18, 1996 and the reverse stock split was effective on December 23, 1996.

         (B) BUSINESS OF THE REGISTRANT.

             GENERAL

         The Registrant has developed its own patented french fries vending machine (the "Machine") and the related proprietary potato powder mix for the production of french fries in the Machine (the "Potato Product") for marketing on a worldwide basis. The Registrant had previously received a federally registered trademark for its former name and logo,"Adelaide". The Registrant has subsequently federally registered its name and logo, "Tasty Fries", as a federal trademark on the Supplemental Register and has been marketing the Machine and its Products under that name. The Registrant's early plans were to principally market its Products through an exclusive distributorship network which then current management believed would offer uniform and consistent Products to consumers worldwide. In furtherance of this plan, the Registrant sold distributorships for different markets throughout the United States and foreign countries. In 1995, under current management, the Registrant redirected its marketing focus by commencing to reacquire and negotiate the reacquisition of certain distributorships and sell Machines and Products on a non-exclusive basis to established well-financed vending companies. The Machines are expected to be located in high traffic locations such as airports, bus and train stations, universities, schools, military bases, theaters, work areas and recreational venues.

         The Registrant completed the final stages of beta testing of its Machines in the last quarter of the fiscal year ended January 31, 1996 and completed certain modifications to and enhancements of the Machine based upon such tests. Further, although the development of the Potato Product has been completed, due to the cost of establishing a manufacturing line to produce it, the Registrant anticipates entering into an exclusive license agreement for a comparable potato product for use in the Machine. Management originally anticipated that the beta site testing and development would be completed and Machines would be delivered by the end of the 1994 calendar year and then possibly by the end of the 1995 calendar year. This did not occur because (i) the Registrant abandoned all engineering and design work on the original french fry vending machine and commenced work on a completely new Machine, continuous lack of working capital available to fund the testing of the Machine and its commercial production, and (iii) the substantial time and funds necessary to satisfy the arbitration award in favor of California Food & Vending, Inc. ("CFV"). See "LITIGATION" herein. Further, beta site testing did not commence until early December 1995 which was longer than originally anticipated and therefore delayed even further the commercial production of Machines.

HISTORY

         In 1992, persons then associated with the Registrant filed a U.S. patent application with respect to a device for the vending of fresh french fried potatoes which was assigned to the Registrant on October 9, 1992. Substantial testing and test-marketing of the device resulted in the device failing to perform as anticipated and significant and numerous mechanical and design imperfections were encountered. Then current management of the Registrant decided to abandon the original device and retained the services of an expert engineer through Premier Design Ltd. ("Premier"), Edward C. Kelly, to design and develop a completely new machine with totally different technology. Premier is a private Warminster, Pennsylvania company owned by Harry Schmidt, and Mr. Kelly. At the time, neither Mr. Schmidt nor Mr. Kelly had any affiliation with the Registrant. Production of such a device did not proceed as originally scheduled due to the significant amount of time needed to design, engineer and test the new Machine and the continual lack of working capital to adequately fund the process.

DESIGN AND MANUFACTURING

         In January 1993, the Registrant entered into an agreement with Premier (the "Premier Agreement") for the purpose of designing and manufacturing a completely new french fries vending machine in a joint venture with the Registrant. The President of Premier is Harry Schmidt who subsequently was appointed to the Registrant's Board of Directors in May 1993 but did not stand for re-election to the Board in September 1995. Edward C. Kelly, an owner of Premier but not an officer or director of the Registrant at that time, was subsequently appointed by the Registrant's Board of Directors as Executive Vice President from January 1994 to June 1994, President and Treasurer in June 1994, and has been a member of its Board of Directors since February 1994 and its Chairman since June 1996.

         The Premier Agreement provided that the manufacturer, Premier, would refine and manufacture the Machine which dispenses hot french fried potatoes; however, due to the substantial design and engineering flaws in the original licensed device, Premier, through Edward C. Kelly, in February 1993, recommended that the Registrant abandon said device and undertake the design and engineering of a totally new Machine. The Registrant and Premier then agreed to equally share the first $150,000 of development costs, which such costs included design, engineering and initial manufacturing costs projected over the initial 500 production machines or a lesser number as would be jointly determined by Premier and the Registrant. Development costs, if any, in excess of $150,000 would be advanced by Premier and reimbursed on the basis of $500 per Machine up to the first 200 Machines produced or $100,000, whichever was less. The first 500 Machines were to be priced at a cost to the Registrant not to exceed $7,000 plus $500 reimbursement for excess development costs, if any, with a goal of reducing the cost of the Machine in the future as feasible. After the first 500 Machines, the Premier Agreement required that the Registrant purchase the Machines from Premier based on manufacturing cost plus 20%. The Premier Agreement could not be terminated by either party so long as Premier provided the Machines as required by the Registrant. Pursuant to the terms of the Premier Agreement, the first initial production of Machines was to be delivered by June 15, 1993. This schedule was based on delivery of the original Machine which was subsequently abandoned.

         On December 30, 1994, the Registrant and Premier amended the Premier Agreement (the "Premier Amendment") to provide that Premier supply the Registrant with ten pre-production Machines to be used at beta test sites for testing by Premier at a total cost of $35,000 per Machine for an aggregate purchase price of $350,000 to be paid by the Registrant. This amount was to be offset by the $125,000 advanced by the Registrant in April 1994 which amount was originally intended to be for development costs. In addition, Premier agreed to field test the Machines and, upon the Registrant receiving satisfactory results, agreed to manufacture the Machines exclusively for the Registrant. The Premier Amendment further provides, among other things, that (i) the first 500 Machines manufactured for distributors after the pre-production Machines, will be sold to the Registrant for $7,000 each, after which the price per Machine will be manufacturer's cost plus 20%, (ii) delivery of the Machines will take place within 180 days after receipt of a purchase order from the Registrant, (iii) any foreign or U.S. patents issued on the Machine or any aspects thereof shall be jointly owned by the Registrant and Premier upon delivery to the Registrant of an audited accounting of development costs from Premier and tender by the Registrant to Premier of 25% of such costs, with an additional 25% payable to Premier within 12 months thereof, (iv) Premier and the Registrant will seek independent bids on the manufacturing costs of the Machine from independent manufacturers, and if the parties agree to the terms (a lower manufacturing cost), Premier will purchase Machines from such manufacturer at the lower cost and be permitted to add its 20% mark-up to such price, and (v) the Registrant cannot license any party to manufacture the Machine without written consent from Premier.

         The Registrant, through Mr. Kelly as inventor, in good faith assigned the patent rights for the Machine to Premier solely in consideration for and reliance upon Premier's specific representations in the Premier Amendment, with the express understanding that Premier would immediately assign to the Registrant its one-half interest in the patent upon delivery to the Registrant of the audited accounting of development costs to be provided by Premier and payment by the Registrant thereof in accordance with the terms of the Premier Amendment. Premier did not provide the Registrant with an audited accounting as required by the Premier Amendment but with a spread sheet of costs. Further, Premier did not conduct the beta testing of the pre-production Machines as required by the Premier Amendment and the Registrant incurred the additional costs of such testing. Because no audited accounting of development costs was provided by Premier to the Registrant as required, the Registrant retained its independent auditors to audit the spreadsheet of development costs received from Premier. Based upon such audit, the Registrant estimated that its share of the development costs was approximately $417,500 after adjustment for certain charges which were applied to the development costs by Premier but were unrelated to the development of the Machine and other duplicative billing, but not including the beta testing costs. After payment of $350,000 between May and July 1995 for the ten pre-production beta test Machines and other payments made, the Registrant's independent auditors estimated that the Registrant paid virtually all of its share of the development costs. Subsequently, after several months of discussion with Premier, the Registrant and Premier verbally agreed that the Registrant will pay an aggregate of $650,000 to Premier as its one-half share of all development costs of which $100,000 was paid in July 1996. Premier will also receive $250 per Machine manufactured by a third party. Management and the Board of Directors agreed to these terms based upon the potentially prohibitive costs to the Registrant resulting from protracted litigation (monetary and otherwise), additional delays in the commercial production of the Machine and the agreement of Premier to waive any rights it may have to manufacture the Machine. Upon payment of an additional $225,000 to Premier (representing payment of an aggregate of 50% of the Registrant's total share of development costs as required by the Premier Amendment), Premier will assign a one-half interest in the patent for the Machine to the Registrant in accordance with the terms of the Premier Amendment.

         As commencement of commercial production is a Registrant priority and Premier cannot manufacture the Machine pursuant to the terms of the Premier Amendment, on June 17, 1996, the Registrant announced its intention to award the manufacturing contract for the Machine to S&H Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party, and subsequently entered into manufacturing agreement with S&H for such purpose. S&H is a contract manufacturer which specializes in the assembly and testing of electro-mechanical assemblies and equipment. The Registrant's central procurement station is expected to be located within the manufacturing site with initial manufacturing procedures to be supervised by Registrant personnel to insure strict compliance with NAMA (as defined herein) and U.S. Food & Drug Administration (FDA) regulations. The Registrant is currently in negotiations with a subsidiary of Koors Industries, a multi-billion dollar Israeli conglomerate, to manufacture Machines for the European, Middle Eastern and Asian markets. No final agreement has been reached.

         Although the Premier Amendment provides for delivery of the pre-production Machines within 180 days of a purchase order from the Registrant, Premier agreed to use its best efforts to complete these pre-production Machines on or before July 14, 1995 although no assurances were given. In connection therewith, the Registrant and Premier entered into an Escrow Agreement through which Premier was paid the balance of $175,000 for the ten pre-production Machines (after deduction of the $50,000 down payment made on May 5, 1995), in weekly increments of $17,500 over a ten week period commencing in May 1995 and ending in July 1995, provided that Premier meet certain pre-production schedule benchmarks during such time period. The pre-production Machines were not completed by Premier within the intended time period and were not delivered to the Registrant until mid-November 1995. As a result, beta testing did not begin until early December 1995 which further delayed the opportunity for the commercial production of the Machine.

THE MACHINE

         The Machine is designed to produce quality freshly made french fried potatoes utilizing a unique method that automatically converts a specifically formulated dehydrated Potato Product, with approximately an 18 to 24 month shelf life, into rehydrated potato mix, delivers this mix into a proprietary forming and cooking cycle, and finally into complete high-quality freshly made french fried potatoes. The Potato Product can be stored at room temperature, requires no refrigeration or freezing, and occupies less storage space than frozen fries, thereby offering greater storage capacity. The french fried potatoes are delivered to the consumer in a 10 ounce cup of 32 french fries. This is accomplished from the dehydrated mix to a completed order of quality fresh french fried potatoes in approximately 90 seconds. The utilization of a state-of-the-art combination of computer driven mechanics makes this possible. Also attached to the bottom of the vended cup are individually prepackaged portions of ketchup and salt. The attachment device currently has a patent pending before the U.S. Patent and Trademark office.

         The design of the Machine permits the use of a vegetable oil so that it delivers a cholesterol-free product. Each vend contains french fries which are crisp and golden. The quality of the product is consistently uniform in each vend. The Machine has the capacity to produce 500 vends before any refill is required. The Machine is computer controlled and communicates with the consumer from the time the money is deposited into it until the time the vended cup of fresh french fried potatoes is delivered. The Machine can accept dollar bills, coins or any combination thereof, depending on the vend charge, which can be changed at anytime by simply reprogramming the dollar bill/coin component.

         The Machine requires a 220 volt electrical connection and is equipped with up-to-date computer technology using microprocessors and sensors, thus making it possible to continuously monitor all vending parts and report any potential problems. The Machine can report to a central data base, if required, to make this information available to the service company/refill operator. The Machine monitors the amount of vends, and simultaneously provides cash reports. Based upon the results of the beta testing and the operation of beta test machines in the field, the Registrant has no maintenance and repair track records to date, as the Machines have required no replacement parts. The Machines have been designed to be repaired on-site without the necessity of being returned to the manufacturer. It is anticipated that ongoing maintenance will be limited, and labor will involve the resupply of the Machines once Potato Product is required to be replenished. At such time oil will be replaced and additional cups and condiments will be restocked. Water will also be changed at such time unless the Machine is attached to a plumbing supply which is not necessary for the Machine's operation. The frequency with which the Machine must be restocked depends completely upon the number of vends dispensed daily and how often the Machine's coin box is emptied. Normally, operators empty coin boxes frequently to reduce the potential for theft. Management anticipates that coin boxes will be emptied on average every three days for a moderately busy location.

         Management currently expects that the commercial sales price for the Machine will be approximately $9,000 per unit. Currently, the anticipated price per vend is $1.25, although the actual price may vary greatly from location to location based upon several factors, including supply and demand and local costs for electricity, labor, transportation, etc.

MARKETING THROUGH DISTRIBUTORSHIPS

         The Registrant had, until late 1995, exclusively marketed the Machines and the Products through exclusive territorial distributorships. Although it has continued to market on a very limited basis through distributorships, current management has shifted its marketing focus to ultimately place Machines in locations not covered by exclusive distributorship agreements and reacquire certain existing distributorships, although no assurances are given that this marketing plan will be followed or not be revised in some manner. This shift occurred when management realized that exclusive distributorships for territories would not be ultimately practical or profitable. Management learned that major vending companies do not want to be sub- distributors but want to deal directly with the factory that manufactures the equipment. Additionally, these same companies have the established infrastructure which enable them to service the equipment that they purchase or lease. Such companies enter into their own agreements to place vending units at different locations and require the ability to use their discretion as to where to place machines. Furthermore, the Registrant's own internal research indicated that the largest profit margins and the greatest long-term area of profitability would be from the sale of Products. Accordingly, limiting to whom Machines could be sold and ultimately limiting their number through the sale of exclusive distributorships, could be financially detrimental to the Registrant's long-term operations, revenues and potential cash flow.

         In contemplation of selling Machines on a non-exclusive basis, the Registrant entered into a vendor agreement (the "Vendor Agreement") with Forrest Financial Corp. (the "Leasing Company") to provide lease financing to operators of the Machines who may wish to lease Machines rather than purchase. The Vendor Agreement provides that up to approximately $15,000,000 will be available to qualified lessees for this purpose. Management anticipates, but cannot assure, that operators will ultimately be established, experienced vending companies with significant financial resources and infrastructures that will enable them to place and service their Machines in their sole discretion.

         The existing distributorship agreements vary from territory to territory, but essentially require a non-refundable down payment and minimum annual payments usually over a five to ten year period. Most distributors must also pay $200 to $500 per Machine purchased as a credit toward the minimum annual payments. Most distributorship agreements require a minimum number of Machines to be purchased per year. The total price of the distributorship will vary substantially based on the estimated market potential of the particular territory which is usually based upon population and other relevant criteria.

         The Registrant has, to date, sold or granted an aggregate of 15 territorial distributorships, one of which has been reacquired by the Registrant and some of which were terminated by the Registrant for breach of the terms of the respective distributorship agreement. There are currently 10 distributorships which have not been terminated or reacquired. The distributor's obligations to make further payments, after tendering the initial deposit required upon execution of the distributorship agreement, are conditioned on the Registrant's ability to ship its Machines and related Products.

         The currently existing territories are listed as follows:

                                              MINIMUM
                                              DEPOSIT              YEARLY
          TERRITORY            TOTAL PRICE    RECEIVED           PURCHASE(e)
          ---------            -----------    --------           -----------

1.(a)    DE, D.C.,             $  750,000     $ 50,000           100 machines
         MD & VA

2.       Texas                 $  750,000     $ 25,000           200 machines

3.(b)    Israel                $  200,000     $ 40,000           100 machines

4.       Pennsylvania          $  750,000     $  -0-             200 machines

5.       AR, AZ, CO            $1,500,000     $ 65,000           300 machines
         KS, LA, MI,
         MN, MS, MO,
         MT, NE, NV,
         NM, ND, OK,
         OR, UT, WA,
         WI & WY

6.       Austria,               $1,550,000    $ 60,000           500 machines
         Germany,
         Switzerland,
         Luxembourg,
         Belgium,
         Holland &
         Lichenstein

7.(c)    Bulgaria,              $4,000,000    $175,000           400 machines
         Czechoslovakia,                                         (year one)
         (former),Denmark,
         Finland, France,                                        800 machines
         Greece, Italy,                                          (years 2-9)
         Norway, Poland,
         Portugal, Romania,                                      850 machines
         Spain, Sweden,                                          (year 10)
         Turkey

8.(c)    AL, AK, GA, IL, IN     $1,000,000    $175,000           100 Machines
         KY, MS, NC, OH, SC,                                     (year one)
         TN, WV

9.       Dade, Broward,         $  250,000    $1,000 down        150 machines
         Monroe & Palm                        & $4,000 upon
         Beach County,                        delivery of
         Florida                              first machine

10.      Brazil                 $  250,000    $100,000           250 machines

11.(d)   California                    -            -                  -

---------
(a) Assigned to a group which includes Harry Schmidt, a former director of the Registrant and President of Premier.

(b) Deposit forfeited in August 1994 for non-performance and a new distributor paid an aggregate deposit of $40,000 for this territory.

(c) Granted to International Tasty Fries, Inc., a publicly traded Nevada corporation.

(d) Granted to CFV by agreement and confirmed by the award of the arbitrator and subsequent Court Order. See "LITIGATION" herein

(e)      No Machines have been purchased as of the date hereof.

         The exclusive territorial distributorship agreements generally have a term of five to ten years, require the distributor to purchase all supplies for the Machines directly from the Registrant, and set forth uniform standards of operation. The agreements are transferable under certain conditions as uniformly established in the respective agreements and require the prior approval of the Registrant for sub-licensing and for sub-distributors. The majority of the agreements can be terminated by 30 day written notice from the Registrant in the event of default. In September 1993, December 1993, August 1994 and April 1995 the Registrant terminated distribution rights for Georgia, New Jersey, Israel and the United Kingdom, respectively, due to a failure to fulfill certain contractual obligations pursuant to the terms of the distributorship agreements and the respective deposits were forfeited. In September 1995 the Registrant repurchased the Canadian distributorship from Adelaide Vending (Canada) Ltd.

for the original purchase price plus costs aggregating $100,000 (USD) for 1,000,000 pre-split shares of common stock at its then current market value of $.10 per share and an option to acquire 50,000 post-split shares of common stock for two years at $5.00 (USD) per share, all pursuant to Regulation S.

         Pursuant to the award of the arbitrator on October 25, 1994 and subsequent Court Order, CFV was granted distribution rights to California. There is no formal written distribution agreement between the Registrant and CFV. All terms and conditions related thereto would require negotiation between the parties which has not occurred to date. CFV has previously expressed an interest in returning the distributorship to the Registrant for a to-be-agreed upon price but no further discussions have taken place. No assurances are given that the Registrant will determine to reacquire this territory from CFV in the future.

COMPETITION

         The Registrant faces competition from other suppliers of french fries, including fast food outlets. The Registrant is aware of other companies which have test marketed french fry vending machines or are in the process of developing such machines. Certain of the companies which are viewed as competitors or which may become competitors in the future, have more capital and greater resources than the Registrant. Currently, the Registrant is aware of only one viable competitor which is Ore-Ida, a major manufacturer and distributor of frozen potato products. The Ore-Ida vending machine is not comparable to the Registrant's Machine for many reasons, including that it only hot air cooks frozen french fries which must be kept frozen in the unit thereby requiring refrigeration. This contrasts with the Registrant's Machine which cooks only freshly made french fries and requires no refrigeration, thereby eliminating spoilage and potential loss from a power shortage.

AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

         The Machine was initially intended to be manufactured by Premier pursuant to the Premier Agreement and the Amendment; however, Premier is not able to manufacture the Machine at a competitive price or even the first 500 Machines at $7,000 as required by the Amendment. See "DESIGN AND MANUFACTURING" herein. Certain individual components of the Machine are in the process of being tooled from custom made molds owned by the Registrant and produced by independent manufacturers or suppliers together with other parts including those which are custom designed. The tooling process has been delayed due to the lack of capital available to complete the process. Management believes there are several alternative sources of supplies and manufacturers for such items and that the loss of any one supplier would have no material adverse effect upon the Registrant, although no assurance can be given. If substantial demand for the Machines develops then management believes, although no assurance is given, that it has or can readily locate and secure sources for subcontract manufacturing.

         Management believes that the Registrant's consumable Products used in the dispensing of french fries are widely available from numerous suppliers. The Registrant has located and secured one alternative source for the potatoes which are compatible for use in the Machine from a major supplier and is aware of at least one other supplier of potatoes that can be used in the Machine. Until the Registrant determines to establish a manufacturing line to produce its Potato Product, as to which no assurance is given, it expects to enter into an exclusive license agreement to purchase potatoes from one of these suppliers on terms which are expected to be favorable to the Registrant.

PATENTS AND PROPRIETARY RIGHTS

         The Machines inventor, Edward C. Kelly, President and Chief Executive Officer of the Registrant, was issued a patent by the U.S. Patent and Trademark office in July 1996. That patent is assigned to Premier as required by the Amendment in consideration for and with the express requirement, agreement and understanding that upon payment by the Registrant of its proportionate share of the Machine's audited development costs as required by the Amendment, the patent will be jointly owned by the Registrant and Premier. See "DESIGN AND MANUFACTURING" herein. The Registrant currently has applied for a patent for the attachment to the bottom of the vend cup with the United States Patent and Trademark Office. In addition, the Registrant is seeking but has not yet received patent protection in Japan, Israel and in those countries which are parties to the Patent Cooperation Treaty (PCT), specifically as follows:

Albania          Georgia               Republic of Moldavia   Slovakia
Armenia          Germany               Macedonia              Spain
Austria          Hungary               Madagascar             Sudan
Australia        Iceland               Mongolia               Sweden
Barbados         Kenya                 Malawi                 Tajikistan
Bulgaria         Democratic Peoples'   Mexico                 Turkmenistan
Brazil           Republic of Korea     Norway                 Trinidad & Tobago
Belarus          Kjagyzstan            New Zealand            Uganda
Canada           Kazakhstan            Poland                 Ukraine
China            Latvia                Portugal               United Kingdom
Czech Republic   Liberia               Romania                Uzbekistan
Denmark          Lichtenstein          Russian Federation     Vietnam
Estonia          Lithuania             Singapore
Finland          Luxembourg            Slovenia

The Registrant also has obtained a federally registered trademark on the Supplemental Register for its name and logo, "Tasty Fries."

         Management intends to seek patent, trademark and related legal protection in the future where it deems the same to be beneficial. No assurances can be given that the Registrant will ultimately receive a patent on the vend cup attachment in the United States or elsewhere. In addition, such legal protections and precautions do not prevent third party development of competitive products or technologies. There can be no assurance; however, that the legal precautions and other measures taken by the Registrant will be adequate to prevent misappropriation of the Registrant's proprietary technology. Notwithstanding the foregoing, the Registrant does not intend to be solely dependent upon patent protection for any competitive advantage. The Registrant expects to rely on its technological expertise and early entry into the marketplace with respect to its Products.

GOVERNMENTAL APPROVALS AND REGULATIONS

         The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine complies with National Food Sanitation guidelines as well as Underwriter's Laboratory ("U.L.") procedures. The Machine must receive U.L. and National Food Standards (N.F.S.) approvals prior to sale and installation. The Registrant has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. In this regard, management has forwarded to U.L. a listing of all individually numbered parts used in the Machine. The Registrant is also seeking certification from the National Automatic Merchandising Association (NAMA). NAMA has previously informally inspected the Machine, the result of which was the subsequent installation of a sanitation cycle. Management has been advised that all certifications and approvals should be applied for upon commercial production and would not issue until such time. Management believes, although no assurance is given, that the required approvals from U.L., NAMA and the various regulatory agencies are obtainable and is not currently aware of anything that will delay the necessary approvals.

         Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture and operation of the Machine.

ITEM 2. PROPERTIES.

         The Registrant owns no significant properties. Since June 1994 it has leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. The lease, renewed for an additional 24 months commencing in June 1995, is for 1,020 square feet at a monthly rental of $1,650 plus additional base rent of $175. The Registrant will exercise its option to extend the lease for an additional two year term at approximately $1,730 per month. At the present time, management believes that this office space is sufficient but may require additional space if additional administrative personnel are hired during the next 12 months.

         In April 1996, the Registrant leased approximately 468 square feet of working space and 400 square feet of storage space located at 320 Elm Avenue, North Wales, Pennsylvania at $600 per month on a month to month basis for technical support purposes and storage of Machines. The lease may be terminated any time after January 1, 1997 on 60 days prior notice by the lessor and 30 days prior notice by the Registrant.

ITEM 3. LEGAL PROCEEDINGS.

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

         The Award also ordered (a) the enforcement of the terms of the Memorandum and the Joint Venture Agreement which, generally, provided for the payment by the Registrant of certain royalties, fees and profits to CFV in connection with future sales by the Registrant of the Registrant's vending machines and related products, and (b) the issuance by the Registrant to CFV of an option to purchase 2,000,000 pre-split shares of the Registrant's restricted common stock at an exercise price of $2.00 per share through March 17, 1997.

         In connection with the foregoing, an award was also entered on October 25, 1994 in favor of the cross-claimant, Samuel Balan who is the brother of Martin Balan, one of the former officers and directors of the Registrant. It requires, among other things, that the Registrant issue Samuel Balan 1,000,000 pre-split shares of unrestricted common stock. The financial statements do not reflect the issuance of these shares for the fiscal year ended January 31, 1996. Such shares, with restriction, were issued to him in June 1996. These previously issued 1,000,000 pre-split shares are included for registration in the Registrant's registration statement filed with the Commission.

         On December 23, 1994, a Supplemental Award of Arbitrator ("Supplemental Award") was issued in connection with certain motions, oppositions, requests and replies. In connection therewith, CFV was awarded (i) attorneys' fees of $94,962.50 against the Registrant and (ii) costs of $29,896.43 against the Registrant and Edward Abramson and Martin Balan, its two former officers and directors, jointly and severally. In addition, the cross-claimant, Samuel Balan, was awarded $4,099.34 for certain specific costs against the Registrant which was paid in May 1996. The Registrant's Request for Clarification Re Fraud Damages was reviewed by the Arbitrator and denied.

         In February 1995, the Registrant, through the efforts of Mr. Kelly, President of the Registrant at the time, and CFV entered into a Settlement Agreement which supersedes the Award and Supplemental Award. The Settlement Agreement, which was subsequently amended on February 22, 1995 and February 23, 1995 (collectively the "Settlement Agreement"), provides, in pertinent part, among other things that (i) the Registrant shall pay to CFV the sum of $25,000 on or before February 28, 1995 and an additional $175,000 to be applied against the Supplemental Award as partial payment for past due royalties (which was paid), the balance payable over three (3) years commencing six (6) months after February 1, 1995 and shall bear interest at 10% per annum. The payment of the $175,000 originally due by March 10, 1995 was extended by agreement between the Registrant and CFV to March 15, 1995 and was paid by the Registrant, (ii) a royalty to CFV of $350 per machine for the first 500 Machines and thereafter a royalty equal to 35% of the difference between the price paid to the manufacturer and/or the wholesale price to the purchaser, domestic or international, of a minimum of $350 up to a maximum of $500 per Machine (the Award provides for $500 for every Machine and a 50% joint venture interest);
(iii) $.25 per pound of all Potato Product sold, commercially used or distributed (the Award provides for 25% profit of all domestically related sales and 50% of all internationally related sales of all Products). CFV expressly waives any and all rights to profit participation in any other ancillary products of the Registrant upon timely payment of the royalty by the Registrant;
(iv) CFV shall receive $2,000,000 payable from domestic and international gross distribution fees and utilization fees received by the Registrant as consideration for the reduction by CFV of its international distribution fee rights from 50% to 25% which shall be payable to CFV by receipt by CFV of 50% of all such fees until paid in full; and (v) an option to purchase 2,000,000 pre-split shares of the Registrant's restricted common stock at $.10 per share exercisable for four (4) years from February 1, 1995.

         The aggregate amount of $200,000 to be paid by the Registrant to CFV was paid in February and March 1995 as agreed. An additional payment of $80,000 was made in August 1995. The Registrant thereafter defaulted in the payment of $84,745.75 due February 1, 1996. As a result, CFV filed a Motion for a Temporary Protective Order ("TPO") in February 1996 in the Federal District Court for the Central District of California seeking an injunction freezing certain assets of the Registrant until such time as CFV's Motion for Assignment of Benefits could be heard by the Court on March 18, 1996. The TPO was issued by the Court on February 21, 1996 and the Motion for Assignment of Benefits was granted by the Court ex parte on March 15, 1996 (the "Court Order"). The Court Order provided, among other things, that the Registrant assign any monies it had in its possession at such time or received from third parties for investment, royalties, distribution fees or other sources be kept in a segregated account for the benefit of CFV and paid to CFV until the entire sum due, including accrued interest from August 1995 and attorney's fees incurred in connection with enforcement of the judgment, were paid in full. During April and May 1996, the Registrant paid CFV an aggregate of approximately $452,000 representing payment in full of all such amounts due and in satisfaction of the Court Order. CFV filed a Partial Satisfaction of Judgment in June 1996 with the appropriate tribunals. The Registrant expensed $7,000 and $1,098,062 in fiscal year 1995 and 1996, respectively, in connection with this litigation.

         In February 1997, CFV sought and obtained a Temporary Protective Order in connection with the failure of the Registrant to pay CFV $20,000 of a distributorship fee which was extinguished when the $20,000 was paid in February 1997. Also in February 1997, CFV filed certain motions with the Court seeking a Temporary and Permanent Receiver to ensure that monies owed to CFV in the future would be paid to CFV due to the failure of the Registrant to pay to CFV the $20,000 share of the distribution downpayment. In addition, CFV filed motions seeking sanctions against the Registrant for failure to provide complete discovery responses to interrogatories, motions to compel further production of documents and for sanctions in connection therewith, and a Motion to Show Cause why the Registrant should not be held in contempt for failure to comply with the judgement of the Court due to the Registrant's failure to pay CFV the $20,000 of the distributorship downpayment received. The Court denied CFV's Motion to Appoint a Temporary Receiver and scheduled a hearing on the other Motions for March 24, 1997 and March 31, 1997. These hearings were continued until April 21, 1997 during which time the Registrant filed affidavits of Edward Kelly, President of the Registrant, and William Bartfield, President of Prize Frize, Inc., in support of the Registrant's opposition to CFV's Motions. CFV filed affidavits of its counsel, Ronald Palmieri, Esq. and Gary Arzt, former President and Chairman of the Board of the Registrant. Based upon the statements made in these affidavits, the Court continued the hearing on the Motion to Show Cause and the Motion for Sanctions until June 9, 1997. The Court has taken CFV's Motion to Appoint a Permanent Receiver under submission and will determine which documents it will compel the Registrant to produce by Order, in response to CFV's Motion to Compel Further Production of Documents.

         In connection with the award to Samuel Balan, on June 24, 1994, a lawsuit was instituted against the Registrant and a shareholder of the Registrant in Circuit Court for the 11th Judicial Circuit in and for Dade County, Florida by Samuel Balan, brother of Martin Balan, the former Chairman of the Board of the Registrant, alleging breach of contract, quantum meruit and seeking a declaratory judgment for entitlement to 1,100,000 pre-split shares of the Registrant's common stock and in excess of $300,000 for past due wages and expenses. This action was heard by the arbitrator as part of the arbitration between the Registrant and CFV. An award was entered in Mr. Balan's (cross-claimant's) favor on October 25, 1994. The Registrant paid the award in May 1996 and issued to him 1,000,000 pre-split restricted shares of common stock in June 1996. Such shares are being registered in the Registrant's registration statement filed with the Commission. Counsel to Mr. Balan filed a motion with the Federal District Court for the Southern District of Florida on July 1, 1996 requesting that the Court convert the award of stock into a cash award. The Motion was heard on August 13, 1996 and on August 19, 1996, the Magistrate issued his report recommending dismissal of the Motion (without prejudice) for lack of jurisdiction. Mr. Balan filed a Motion to Show Cause in the Federal District Court for the Central District of California and the Court issued an Order to Show Cause Why the Registrant Should Not Be Held in Contempt for its alleged failure to abide by the judgment. This matter was settled by the parties on March 4, 1997. Pursuant thereto, the Registrant has (i) issued 43,750 post-split shares of common stock being registered on the Registrant's registration statement filed with the Commission, certain of which shares are subject to a lock-up agreement, and (ii) paid $60,000 of $70,000, the balance of which is due in May 1997.

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

         On January 15, 1996, a lawsuit was instituted in New Jersey against the Registrant, Edward C. Kelly and Michelle Kramish Kain, individually, who is a shareholder of the law firm of Kipnis Tescher Lippman Valinsky & Kain, counsel to the Registrant, by a former consultant and current shareholder and his related companies alleging among other things: 1) breach of contract, 2) fraudulent inducement and misrepresentation and 3) violation of a New Jersey law relating to consumer contracts. The action related to an agreement entered into by the Registrant and to the individual plaintiff to file a registration statement with the Commission in October 1995 to register certain securities of the plaintiff. The Registrant and Kelly, through their independent counsel, answered the complaint and filed separate defenses. Thereafter, they filed a Motion for Partial Summary Judgment to dismiss the consumer fraud claims as a matter of law and sought leave to amend the answer to assert counterclaims, both of which were granted on May 20, 1996. Defendant Kain, through her counsel, answered the complaint by general denial and filed a Motion to vacate the service of summons and complaint and dismiss the complaint for lack of in personam jurisdiction. A hearing on the Motion was heard on May 10, 1996 and the Court entered an order on May 20, 1996 dismissing the action against Ms. Kain for lack of personal jurisdiction. This suit was settled in July 1996 and releases were executed. Pursuant to the settlement agreement, the Registrant is registering the plaintiff's shares of common stock in the Registrant's registration statement filed with the Commission.

         On August 28, 1996, the Registrant and Edward C. Kelly, its President, Chief Executive Officer and Chairman of the Board were added as defendants to a Second Amended Complaint in litigation pending in the Riverside County Branch of the Superior Court of the State of California, between Prize Frize, Inc., William Bartfield and Larry Wirth, Plaintiffs, and Matrix (U.S.), Inc; Matrix, Inc.; Peter Fisher; International Tasty Fries, Inc.; Fry Factor, Inc.; Edward Trent; Xavier Castro; Marcellino Menendez; MXI, Inc.; Inter Trade Exchange Co.; Baltkor International; Sanad Registrant; Michael Krakow; Andrei Lutikov; Griffin Financial Management Corporation, Inc.; EZ Fries, Inc.; Samuel Hepburn; Dudley Muth; Richard O. Wahlgren; Gene Fruhling; Eurofrize, Inc.; Laszlo Kovacs; Seek, Inc.; Fresh Fries UK Ltd; Tega, S.A.; Tasty Fries, Inc; Premier Design, Ltd.; H&R Industries; and Edward C. Kelly as defendants. The causes of action alleged against the Registrant and Mr. Kelly include misappropriation of trade secrets, unfair competition, conversion and conspiracy. A Fourth Amended Complaint was filed by the plaintiffs against each of the named defendants alleging the same causes of action against the Registrant and Mr. Kelly. The plaintiffs have granted the Registrant and Mr. Kelly an extension of time to respond to the Fourth Amended Complaint. The lawsuit was removed to the United States District Court for the Central District of California in March 1997 due to the patent infringement claims. On April 24, 1997 the Court entered an order granting a Motion to Dismiss the action as to all defendants.

         On September 25, 1996, a lawsuit was instituted by Mr. Arzt against the Registrant in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida for breach of a promissory note and reimbursement of certain alleged expenses incurred by Mr. Arzt as former Chairman of the Board of the Registrant. A judgment was entered by the Court in favor of Mr. Arzt in the amount of $59,000 in April 1997 and the parties are negotiating the payment of this judgement.

         See "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION - PLAN OF OPERATION" for information regarding the Registrant's lawsuit against the Trustee of Acumen, which information regarding this lawsuit is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS.

         The common stock of the Registrant is quoted on the OTC Bulletin Board, under the symbol "FRYA". The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter during the last two years and subsequent interim periods as reported by the National Quotation Bureau.

         The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

         FISCAL 1995                             HIGH BID          LOW BID
         -----------                             --------          -------

         First Quarter                            $.44              $.14
         Second Quarter                            .21               .10
         Third Quarter                             .21               .10
         Fourth Quarter                            .17               .05

         FISCAL 1996
         -----------

         First Quarter                             .52               .04
         Second Quarter                            .41               .10
         Third Quarter                             .27               .17
         November 1 - December 22                  .19               .11
         December 23 - January 31(1)              2.88              1.75

         FISCAL 1997
         -----------

         February 1 through April 30(1)           2.44              1.13
         May 1 through May 12(1)                  1.44              1.19

----------

(1) High and low bid prices from December 23, 1996 through May 12, 1997 give effect to the 1 for 20 reverse stock split effective on December 23, 1996.

         (B) HOLDERS.

         The approximate number of record holders of the Registrant's common stock as of May 1, 1997 is 1,081.

         (C) DIVIDENDS.

         The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

         PLAN OF OPERATION

         Since 1993 the Registrant has encountered significant delays in connection with the production of its Machine which was initially caused by the necessity to design, develop and test a totally new Machine commencing in late 1993. Engineering and design of the totally new Machine took approximately 24 months. As a result, the Registrant was unable to ship its Machine as originally anticipated by the end of 1993 or as intended in 1994. The Registrant completed the initial engineering development of the Machine during the last quarter of 1994 but continued to experience delays in the final stages of development and testing throughout 1995 and 1996, much of which resulted from a material lack of working capital and the necessity to allocate a material amount of the limited capital received from the private sales of equity and debt securities for litigation and related expenses, including payments mandated to be paid to CFV by federal court order granting CFV's motion to assign benefits granted on March 16, 1996 (the "Court Order").

         The Registrant anticipated that it would complete the testing of the Machine by September 1, 1995 based upon the expected delivery of the ten pre-production Machines in late July 1995, but actual testing did not commence until early December 1995 due to the delayed delivery of such pre-production Machines by Premier. As a result of such testing, certain modifications to and enhancements of the Machine were made. Further, testing occurred on a more limited basis than initially expected due to the lack of working capital discussed herein. Accordingly, no Machines were shipped to distributors in the fiscal year ended January 31, 1996 although a demonstration Machine was shipped to CFV in February 1996 pursuant to the Registrant's Settlement Agreement with CFV. The Registrant expected to commence commercial production of the Machine in September or October 1996, although no assurances were given that this date would be met. Due to a lack of working capital to complete the tooling of certain component parts of the Machine for commercial production, this schedule has been delayed until mid to late 1997. Although the Registrant is currently in negotiations with three funding sources, each of which individually is capable of providing the necessary funding to complete tooling and commence the commercial production process, no assurances can be given that the Registrant will finalize satisfactory agreements with one or more of such funding sources and secure the additional $350,000 necessary to complete the tooling process to meet such timetable.

         Since its inception, the Registrant has had no revenues from operations and has relied almost exclusively on stockholder loans, limited distribution deposits and private securities transactions to raise working capital to fund operations. At January 31, 1997 the Registrant had approximately $1,519 in cash. Until the investment of $1,250,000 in April and May 1996, as described below, funding had been substantially inadequate to allow the Registrant to continue its plan of operation. Accordingly, the Registrant secured additional funds through the sale of restricted common stock to the extent and on the best terms possible in light of its adverse financial position (see below). Despite the $1,250,000 investment, a significant amount of which was used to pay CFV and related expenses, the Registrant continues to seek additional funding, primarily for tooling expenses of approximately $700,000 and commercial production, and is in discussion with three unrelated funding sources as discussed herein . No assurances can be given that the Registrant will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to commence commercial production or expand marketing over the next 12 months. If the Registrant is unable to obtain needed funds, it could be forced to curtail or cease its activities.

         In connection with the development of the Machine, the Registrant paid $75,000 toward the first $150,000 of development costs as provided in the Premier Agreement. In April 1994, the Registrant advanced Premier $125,000 to be applied to the aggregate cost of manufacturing ten pre-production Machines to be placed in strategic locations for beta testing to gather data relating to, among other things, the Machine's performance, marketing trends and customer satisfaction. From May through July 1995, the Registrant paid Premier an aggregate of an additional $250,000 ($35,000 for each of ten pre-production Machines less the $125,000 paid in April 1994). The cost of these Machines was capitalized by the Registrant for $246,600; however, the only revenue to be realized from the sale of the ten pre-production Machines is $7,000 per Machine or $70,000 in the aggregate. In July 1996, the Registrant paid Premier $100,000 toward the $650,000 owing to Premier for its one-half share of the Machine's development costs. The remaining balance of $550,000 is still due and owed to Premier. Management anticipates utilizing proceeds from the consummation of a transaction with one or more of the three potential funding sources to pay Premier the $225,000 representing the amount currently necessary for one-half of the U.S. Patent on the Machine to be assigned to the Registrant pursuant to the terms of the Premier Amendment.

         The ten pre-production Machines were placed at beta test sites located at bowling alleys and corporate office centers in the greater Philadelphia area and were monitored over a 90 day period by the Registrant. Testing of these Machines was successful based upon customer acceptance and approval, taste, price, convenience, Machine operation and the minimum down time experienced. The testing enabled management to correct and improve the Machine in certain key areas to enhance performance and operation. The Registrant's third party contractor commenced the tooling of certain component parts of the Machine in mid-summer 1996 to then be assembled by S & H Electronics, Inc., a local Pennsylvania manufacturer with whom the Registrant entered into a manufacturing agreement in June 1996 because of Premier's inability to manufacture the Machines under the terms of the Premier Amendment. As previously discussed, the tooling process has been delayed due to the unavailability of working capital to complete same in the amount of approximately $700,000. If the necessary funding is received, as to which no assurances are given, then once tooling is completed and the Registrant is able to order Machines from the manufacturer for delivery to purchasers, the Registrant will require payment from such purchasers on terms which management believes will cover its cash payment requirements to the manufacturer so that the Registrant will not be required to advance cash for Machines or build an inventory, although no assurances are given that this will occur. If management is incorrect, the Registrant will be required to advance cash to the manufacturer. This will require the Registrant to raise additional funds. There can be no assurances given that any funding, including that which may be required to be advanced, will be available or if available, on terms satisfactory to the Registrant.

         The Registrant presently estimates, based upon current distribution agreements, that it will provide at a minimum up to approximately 2,600 Machines to its existing and possible new distributors during the 12 months following delivery of the first commercial production Machines, assuming that such distributors will be able to comply with the terms of their distribution agreements. This number of Machines is subject to the Registrant receiving the required upfront fees pursuant to their respective distribution agreements, as to which no assurances are given. (See the discussion of leasing below.) Further, although management previously anticipated that commercial production would commence in September or October 1996, it now anticipates that this will occur in mid to late 1997. No assurance can be given that this revised timetable will be met, when such Machines will be shipped or the number that will ultimately be shipped in the following 12 months. If a lesser number of Machines is purchased or leased, the Registrant's financial condition and operations will be materially and adversely effected unless it is able to sell to other operators who are not current distributors and/or through the Leasing Company.

         In connection with the Registrant's decision to refocus its marketing efforts and to secure a financing source that had the financial ability to purchase and lease Machines, in September 1996, the Registrant entered into a vendor agreement (the "Vendor Agreement") with the Leasing Company whereby the Leasing Company will provide lease financing to distributors and others who may wish to lease Machines rather than purchase. Pursuant to the terms of the Vendor Agreement, approximately $15,000,000 will be made available by the Leasing Registrant to qualified lessees for such purpose. The Leasing Company has since qualified approximately 1,400 vending companies which it believes have the financial capability and internal structure and experience to lease Machines from the Leasing Company and place them in geographically desirable locations. Once commercial production commences, the Leasing Company intends to contact each of these companies with the goal of entering into lease agreements for Machines. The Leasing Company will then purchase Machines directly from the Registrant at the anticipated sales price of approximately $9,000 and lease them for a period of three years. During this lease period, lessees will purchase Potato Product and related Products directly from the Registrant. After the three year lease term, the Leasing Company expects to take possession of the leased Machine and return it to the Registrant's manufacturer for refurbishment and modifications, if necessary, and the Registrant will be paid therefore. Thereafter, the Machine will be leased once again by the Leasing Company with the lease payment to be divided equally between the Registrant and the Leasing Company for the full term of the lease for each Machine so refurbished and leased. Management believes that the availability of financing to qualified lessees to lease the Machine may attract more vending machine companies and operators. To the extent that Machines are leased and funded in this manner, the Registrant expects that it will no longer be required to provide initial cash funding for production but rather will receive funding directly from the Leasing Company, as well revenue after year three from the refurbishment of the Machines, in addition to a continuing revenue stream for each Machine leased thereafter. This should, although no assurances are given, enable the Registrant to attain greater profit margins, and a potential cash flow source without incurring the attendant cost of capital.

         In addition, the Potato Product for use in the Machine was developed in 1995. Management estimates that the cost to establish a manufacturing line to produce the Potato Product is approximately $500,000. Due to the significant cost involved and the current availability of certain other potato products which are comparable with the Registrant's Potato Product and can be used in the Machine, the Registrant does not currently intend to establish a manufacturing line at this time, Rather, management anticipates that it will enter into an exclusive license agreement for an alternative potato product in the near future on terms expected to be favorable to the Registrant.

         In accordance with the terms of the Registrant's current distribution agreements, deposits and other down payments are non-refundable, and the Registrant has retained such fees upon termination of distribution rights in the past. Management believes that once commercial production of Machines is commenced and distributors notified and required to place orders for Machines, most of such distributors will be financially unable to do so. Notwithstanding the foregoing, as previously discussed, management shifted its marketing focus and has discontinued its practice of selling exclusive distributorships for territories based upon the belief that sales to experienced, well-financed vending companies on a non-exclusive basis would be more effective and ultimately more profitable than the existing distribution network was expected to be. No assurances can be given that management will successfully negotiate, market and develop this new market but management will continue to seek the most efficient and profitable ways to market and distribute the Machines and the Products.

         As previously discussed, the Registrant has suffered from a continuous lack of working capital to fund the necessary tooling and related pre-production needs to commence commercial production of Machines. Management is currently in negotiations with three separate funding sources to provide the capital it requires to fully fund tooling and bring the Machine to market. Once funding is in place, management anticipates placing purchase orders with approved suppliers for 1,000 Machines. The Registrant expects to then release an order for 50 Machines and have these Machines placed at locations in the Greater Philadelphia metropolitan area.

         Management believes that this plan can be successfully implemented and should enable the Registrant to generate sufficient cash to support its operations from the date that the first 50 Machines are placed for operation. The balance of 950 Machines will thereafter be assembled as soon as the initial 50 Machines are fully field tested and all modifications to the electro/mechanical assemblies are documented and approved. Upon final submission of all tooling and drawings, the Registrant will have approximately eight to ten weeks in which to secure purchased items, set manufacturing and commence sub-assembly production. Management bases its belief that the plan can be successfully implemented upon the expected revenue to be received from the operation of these first 50 Machines. Specifically, management currently estimates that each of such 50 Machines strategically placed in high traffic areas such as railroad stations, schools and universities, and airports, will average approximately 40 vends per day six days per week which represents approximately a $2,600 net profit to the Registrant per Machine annually. Based upon the number of pounds of Potato Product and related Products which will be used for this number of vends, their respective cost to the Registrant and price to be paid by distributors, (if any), and Machine operators, the Registrant should receive sufficient cash flow to support the modest expansion of operations over the next 12 months. Although management cannot assure the ultimate success of its plan, it is reasonably confident that it will enable the Registrant to continue its business and grow modestly.

         If the Registrant is unable to obtain the desired funding from any of the three sources previously discussed, it is highly unlikely that it will be able to generate a sufficient amount of cash to support its operations during the 12 months following the date hereof, unless it is able to obtain the necessary funds from the sale of debt and/or equity during such period. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof.

         Pursuant to the Registrant's settlement agreement with CFV, CFV is to receive certain royalty and other payments from the Registrant in the future only upon the occurrence of certain events. Specifically, CFV will receive (i) $350 for each Machine sold for the first 500 Machines and thereafter an amount equal to 35% of the difference between the price paid to the manufacturer and/or the wholesale price to the domestic or international purchaser, of a minimum of $350 up to a maximum of $500 per Machine, (ii) $.25 per pound of all Potato Product sold, commercially used or distributed, and (iii) an aggregate of $2,000,000 payable from domestic and international gross distribution fees and utilization fees received by the Registrant payable to CFV by receipt by CFV of 50% of all such fees received by the Registrant until paid in full. Thereafter, CFV will receive 25% of all distributorship fees received by the Registrant after the $2,000,000 is paid to CFV as previously described. The Registrant has taken into account all royalty payments to be made to CFV and others and has priced the Machine and Potato Product accordingly. Management therefore believes that the royalty payments to CFV, when due, will not have any material effect on its business.

         The drain on the limited capital available to the Registrant has adversely effected the Registrant. Since February 1995, the Registrant has been required to pay CFV in excess of $700,000 pursuant to the Court Order. In addition, there have also been increases in certain line item expenses as the Registrant has prepared for beta testing and commercial production. From fiscal 1996 to 1997, travel and entertainment expense decreased approximately 45% from approximately $101,360 in 1996 to approximately $55,000 in 1997 primarily due to a significant reduction in business related travel. Consulting expenses decreased approximately 74% from approximately $252,000 in fiscal 1996 to approximately $66,000 in fiscal 1997. The decrease in consulting fees was primarily due to the Registrant's decreased dependence on consultants to provide marketing and business expertise. Payroll and payroll tax increased approximately 24% from approximately $260,000 in fiscal 1996 to approximately $342,000 in fiscal 1997. The increased payroll and payroll tax expenses resulted primarily from the hiring of Leonard Klarich as Vice President in June 1996. Management believes, although it cannot be assured, that it has made significant inroads in stabilizing its operating and overhead costs and should be able to move forward with its business plan as discussed herein. The Registrant has completed all marketing and warranty materials and the necessary technical manuals relative to the operation of the Machine. Further, it has finalized its training program and completed an instructional video for distributors, operators and the technicians who will ultimately service the Machine. Several technicians representing distributors have already attended the Registrant's training program.

         As of May 1, 1996 the Registrant had a total of six (6) full-time employees, including Leonard Klarich, who has served as Executive Vice President and Secretary since June 1996, is a Registrant director and has previously provided consulting services to the Registrant during the fiscal year ended January 31, 1997. Mr. Klarich, experienced in operating larger companies than the Registrant, is responsible for marketing, distribution and administrative matters which has enabled Mr. Kelly to focus on tooling, production and assembly of the Machine and to seek regulatory approvals and design enhancements. Although preliminary matters have already been addressed for the necessary approvals, only commercial production Machines can obtain final approval. Additional employees are expected to be hired during the next 12 months if the Registrant's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense. There can be no assurances that additional employees will be hired or that there will be sufficient income generated from operations to fund such additional expenses. If hired, such additional employees may include a food technician, a chief operating officer with significant experience in the vending machine business, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months, if any.

         In the past, the Registrant had retained and may in the future retain consultants with significant experience in marketing and advertising and in the food vending business to assist the Registrant with its marketing efforts as well as other related matters. On May 23, 1996 the Registrant entered into a consulting agreement with LBI Group, Inc. ("LBI") to provide certain business consulting services, including marketing, for a 12 month period, subject to prior termination by either party upon at least 30 days prior notice. In consideration thereof, the Registrant granted an option to employees of LBI involved in providing such consulting services to the Registrant to purchase on a pro-rata basis an aggregate of 4,000,000 pre-split shares of free-trading common stock at an exercise price of $.05 per share. Such free-trading shares were issued by the Registrant upon exercise of the option by these LBI employees for $200,000 in July 1996. In August 1996 the Registrant, by letter, terminated the agreement with LBI for alleged non-performance. Prior thereto, the employees of LBI returned an aggregate of 1,000,000 pre-split shares to the Registrant which were canceled and returned to treasury. The

Registrant has been negotiating with LBI for the return of additional shares. No assurances are given that any additional shares will be returned or what action, if any, the Registrant may take in connection therewith.

         In September 1995, the Registrant entered into an agreement with Acumen Services, Ltd. an off-shore Abaco, Bahamas company ("Acumen"), to purchase an aggregate of 21,500,000 pre-split shares of common stock of the Registrant for a purchase price of no less than $.10 per share payable pursuant to the terms of a Promissory Note from Acumen providing for payment of the purchase price on the earlier to occur of (i) the date that commercial production of the Machine commences or (ii) January 2, 1996. In late November 1995, when it was apparent that the delayed beta testing was about to commence, management and Acumen agreed to provide for payment of the purchase price to occur solely upon commercial production of the Machine. The 21,500,000 pre-split shares were held in escrow until October 1995 when the Registrant agreed to the transfer of 3,900,000 pre-split shares from Acumen to its Trustee (an off-shore, non-U.S. person pursuant to Regulation S) and subject to payment in full for all shares so transferred as agreed. The Trustee and Acumen executed Regulation S representation letters and the Trustee also executed a Guaranty and Indemnity in favor of the Registrant agreeing to return the shares or pay for them upon the written request of the Registrant. In January 1996 the Registrant agreed to the transfer of an additional 3,000,000 pre-split shares by Acumen to the Trustee in the same manner and new Regulation S representation letters were executed by both parties and a Guaranty and Indemnity relative to such shares was executed by the Trustee. During the last quarter of the fiscal year ended January 31, 1996, Acumen transferred 2,000,000 of such pre-split shares to two non-U.S. persons in two separate off-shore transactions in conformity with Regulation S. Such non-U.S. persons thereafter directly paid the Registrant for these shares, in the aggregate amount of $100,000 (USD), representing a decrease in the price to be paid by Acumen to $.05 per share, based upon the then current market price of the Registrant's common stock. The Registrant believes that approximately 1,000,000 pre-split shares of the 3,000,000 pre-split shares transferred from Acumen to the Trustee were thereafter transferred to U.S. citizens in violation of Regulation S. The balance of the shares issued to Acumen were canceled and returned to the Registrant's treasury in late May 1996. A written request for either the return of 3,900,000 pre-split shares transferred to the Trustee or payment therefore was sent to the Trustee on May 30, 1996 but as of the date hereof, the shares have not been returned or paid for. On June 26 the Registrant instituted a lawsuit against the Trustee in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida alleging breach of the Guaranty and Indemnity Agreement based upon the failure of the Trustee to return the 3,900,000 pre-split shares plus interest and attorneys' fees. On September 4, 1996, the Registrant obtained a Default against the Trustee. On October 28, 1996, the Trustee filed a Motion to Vacate Default. On October 29, 1996, the Registrant filed a Motion for Final Default Judgment. Pursuant to an Agreed Order dated March 5, 1997, the Registrant filed an Amended Complaint on March 28, 1997. Defendant filed a Motion to Dismiss the Amended Complaint on April 25, 1997.

         On April 30, 1996 the Registrant entered into the Stock Purchase Agreement with an accredited investor to purchase an aggregate of 25,000,000 pre-split shares of restricted common stock at a purchase price of $.05 per share for aggregate gross proceeds to the Registrant of $1,250,000 payable (i) $500,000 on April 30, 1996 for 10,000,000 pre-split shares and (ii) the balance of $750,000 payable on or before May 30, 1996. An aggregate of $1,250,000 was paid to the Registrant on or before May 31, 1996. The investor also received 250,000 post-split shares and will receive Warrants to purchase 119,143 post-split shares. Although the Registrant entered into the Stock Purchase Agreement with one investor, certain other individuals provided a portion of the $1,250,000 used to fund such investor's purchase of the Registrant's common stock. In addition, a portion of the 25,000,000 pre-split shares issued to the investor were later transferred by such investor to the individuals who provided such funds on a pro-rata basis. As a result of requests by certain of these individuals who acquired shares from the investor, the Registrant returned an aggregate of $225,000 to these individuals in exchange for the shares of the Registrant's common stock held by them. These funds were replaced by the purchase of an equivalent number of shares of common stock by other investors for the same amount. The purchaser and transferees of these shares of common stock, who have also received warrants to purchase an aggregate of 425,010 post-split shares of common stock on a pro-rata basis until May 31, 1999 at $1.90 per share, are listed as selling securityholders and the shares and shares underlying the warrants, among others, are being registered for sale in the Registrant's registration statement filed with the Commission.

         The Stock Purchase Agreement, among other things, also provides for (i) the investor to receive 250,000 post-split shares of restricted common stock in consideration for the investment after the reverse split is effective, (ii) the appointment of a nominee to the Board of Directors, and (iii) the purchase of up to an additional $1,000,000 in value of restricted common stock promptly after a reverse stock split is approved by a majority of the Registrant's issued and outstanding shares of voting stock. The number of post-split shares to be purchased by the investor for the $1,000,000 shall be determined by dividing $1,000,000 by the average of the bid and asked price of the common stock on December 23, 1996, the effective date of the reverse split. To date, these shares have not been purchased. Further, the Stock Purchase Agreement provides that Edward C. Kelly, President of the Registrant, shall be issued 1,500,000 post-split shares of common stock for past, present and future services to the Registrant, exclusive of any salary, bonus or other compensation in any form received or to be received by Mr. Kelly, based upon a reverse split resulting in no greater than 6,000,000 post-split shares of the Registrant's common stock to be outstanding. All shares received will be restricted and will be registered in the Registration Statement of which this Prospectus is a part, together with the shares underlying the warrants described below, to be filed with the Commission within 60 days from the date of payment for all 25,000,000 pre-split shares. Both the investor (and its transferees) and Mr. Kelly have agreed not to sell such shares for 60 days from the effective date of the Registration Statement. The investor and Mr. Kelly shall also receive warrants to purchase the lesser of
(i) 5,000,000 pre-split shares of restricted common stock or (ii) such amount of post-split shares to ensure that each of them shall maintain ownership of no less than 25% of the issued and outstanding common stock of the Registrant at any time for a period of three years from May 29, 1996 at an exercise price equal to the average of the bid and asked price per share on the effective date of the reverse split which is $1.90 per share. It was further agreed that the shares underlying the warrants would also be registered. These warrants are being issued to the investors on a pro-rata basis based upon the aggregate amount of their respective purchase.

ITEM 7. FINANCIAL STATEMENTS.

         Audited consolidated balance sheets as of January 31, 1997 and 1996, and related statement of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1997 are included after Item 12. herein.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         (A) IDENTIFICATION OF DIRECTORS.

         The current directors of the Registrant will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Registrant are as follows:

                                                      POSITIONS
               NAME                  AGE            WITH REGISTRANT
         ---------------             ---            ---------------

         Edward C. Kelly             61             President, Chief
                                                    Executive  Officer,
                                                    Treasurer and
                                                    Chairman of the
                                                    Board*

         Leonard J. Klarich          61             Executive Vice
                                                    President,
                                                    Secretary and
                                                    Director**

         Jurgen A. Wolf              62             Director**

         Ian D. Lambert              51             Director

         Kurt R. Ziemer              41             Director
----------
* Mr. Gary J. Arzt was removed as Chairman of the Board of Directors on June 1, 1996 by consent of two- thirds of the shares entitled to vote in accordance with Nevada law and was removed as Secretary by the Board of Directors on June 3, 1996. Mr. Kelly was appointed Chairman of the Board by the Board of Directors on June 3, 1996. Mr. Kelly also serves on the Executive Committee of the Board of Directors.

** Member of the Executive Committee of the Board of Directors. Mr. Klarich was also appointed Secretary by the Board of Directors on June 3, 1996.

         EDWARD C. KELLY, Blue Bell, Pennsylvania. Mr. Kelly has been President of the Registrant since June 10, 1994, and a director since April 1994. He was appointed a member of the Executive Committee on September 18, 1995, and Chairman of the Board of Directors after the removal of Mr. Arzt in June 1996. From January 1994 until June 10, 1994 he was Executive Vice President of the Registrant. Mr. Kelly was President and a Director of Mega Manufacturing Co., Inc., a private manufacturing company from 1980 to 1994. Mega Manufacturing filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on November 19, 1993. Mr. Kelly has been involved in the engineering and design of the Machine and is part owner of Premier Design, Ltd. Mr. Kelly received a degree in Mechanical Engineering from Penn State University and is a member of the American Association of Professional Engineers and the American Federation of Engineers.

         LEONARD J. KLARICH, Knoxville, Tennessee. Since September 1995, Mr. Klarich has been a director of the Registrant and also was a consultant to management from March through May 1996. Mr. Klarich was retained as Executive Vice President of the Registrant in June 1996 to assist in the day to day operations of the Registrant, with specific emphasis on distribution networks, distributors and marketing. He was also appointed Secretary in June 1996. Mr. Klarich was Chairman of the Board of K & D, a high-tech graphic design company located in Woodland Hills, California until early 1996. From 1976 to 1989 he owned and operated Avecor, Inc., a color for plastics manufacturing company with yearly sales in 1976 of $3,000,000. He sold Avecor in 1989 when its sales exceeded $40,000,000. Prior thereto, he spent a number of years as a chief operating officer of companies in need of turnaround due to financial concerns. He received a Bachelor of Arts from Hofstra University in 1967 and a Masters Degree in Marketing Research from the City College of New York.

         JURGEN A. WOLF, Vancouver, British Columbia, Canada. Mr. Wolf has been a director of the Registrant and a member of the Executive Committee of the Board of Directors since September 18, 1995. Since 1983, he has been President of J.A. Wolf Projects Ltd., a private Vancouver company engaged in commercial and industrial contracting. He was a director of Yukon Spirit Mines and is a director and the controlling stockholder of Adelaide Vending (Canada) Ltd., both of which are and were distributors, respectively, of the Registrant's Machine. He also was a co-distributor of the Machine in the United Kingdom but those rights were terminated in April 1995 for non-payment of part of the distribution deposit by his co- distributor. Mr. Wolf also serves on the Board of Directors as a director of five (5) Canadian public companies, which include OJ Oil and Gas Corporation, Gulfside Industries, Ltd., Shoreham Resources, Ltd., Zeus Oil and Gas Corporation and Key Capital Group, Inc.

         IAN D. LAMBERT, North Vancouver, British Columbia, Canada. Mr. Lambert was appointed as a director of the Registrant in July 1995 and was re-elected to the Board in September 1995. He is the President of International Tasty Fries, Inc., a major stockholder in the Registrant whose shares are being registered hereby, and, until November 1996, was President of Yukon Spirit Mines Ltd., both of which are affiliates of the other and each of which have distributorship agreements with the Registrant for territories in North America and Europe. Mr. Lambert has been involved with the financing and management of numerous resource and industrial based public companies, both in Canada and the U.S., since the early 1980's, and currently is on the Board of Directors of six (6) publicly-traded companies of which only the Registrant is a reporting company. Prior to that time, he was an Information Systems executive with MacMillan Bloedel Ltd. and also the Manager, Systems Consulting for the Vancouver office of Deloitte Haskins & Sells. Mr. Lambert received a Bachelor of Commerce and Quantitative Analysis from the University of Saskatchewan in Canada in 1970.

         KURT R. ZIEMER, New Holland, Pennsylvania. Mr. Ziemer was appointed to the Board of Directors on October 4, 1996 as the board designee of Whetstone Ventures Corporation, Inc. pursuant to the April 30, 1996 Stock Purchase Agreement with the Registrant. Since 1989 he has owned and operated Ziemer Buick-Pontiac-GMC Truck, Inc. located in New Holland, Pennsylvania. From 1977 until 1989, he served in several capacities for the auto dealership. Mr. Ziemer graduated from Penn State University in 1977 with a business degree in marketing and management.

         (B) DIRECTORSHIPS.

         The current directors hold no other directorships in any Registrant with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any Registrant registered as an investment Registrant under the Investment Registrant Act of 1940, except as disclosed herein.

         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

             None

         (D) FAMILY RELATIONSHIPS.

             None.


                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                 -------------------------------------------    -----------------------------------------------
                                                                    AWARDS                    PAYOUTS
NAME             FISCAL                              OTHER
AND              YEAR                                ANNUAL     RESTD.                                ALL
PRINCIPAL        ENDED                               COMPEN-    STOCK                   LTIP         OTHER
POSITION        JANUARY 31    SALARY      BONUS      SATION     AWARDS     OPTIONS     PAYOUTS    COMPENSATION
--------        ----------    ------      -----      ------     ------     -------     -------    ------------

Edward C.          1997         (1)        0.00          0        None        (1)        None         (1)
Kelly(3)           1996         (1)        0.00          0        None        (1)        None         (1)
President          1995         (1)        0.00          0        None        (1)        None         (1)
and Chief
Executive
Officer

----------
(1) Mr. Kelly has served as President and Treasurer of the Company since June 10, 1994, a director since April 1994, Chairman of the Board since June 3, 1996, and was Executive Vice President from January 1994 to June 10, 1994. For the fiscal year ended January 31, 1995, Mr. Kelly received an aggregate of $49,000 in cash payments and Mr. Kelly or his assigns received an aggregate of 75,000 pre-split shares of restricted Common Stock in accordance with the terms of his employment agreement. For the fiscal year ended January 31, 1996, Mr. Kelly received an aggregate salary of $180,000, consisting of $160,000 in cash and 184,127 pre-split shares of restricted common stock pursuant to the terms of his employment agreement which was amended effective as of May 1, 1995 and provides (i) for salary of $20,000 per month of which $10,000 accrues until the Company is financially able to pay the accrued amount or Mr. Kelly elects to convert all or part of such accrued amount into restricted Common Stock at a conversion price of $.20 per share, (ii) an annual bonus or bonuses, if any, in an amount to be determined by the Board of Directors in its sole discretion,
         (iii) 2,000,000 pre-split shares of Common Stock as additional compensation for all services provided to the Company from June 4, 1994 through April 30, 1995 to be registered on Form S-8. He received the 2,000,000 pre-split shares of Common Stock issued pursuant to a registration statement on Form S-8 filed with the Commission on September 28, 1995 for services rendered to the Company from June 4, 1994 through April 30, 1995. For the fiscal year ended January 31, 1997, Mr. Kelly received salary of $240,000.

         This table does not include (i) $10,000 paid each month by H&R Industries, Inc., an affiliate of Premier pursuant to the Premier Agreement, from January 1994 through September 1995, which amount is included in the total development costs of the Machine, (ii) accrued director compensation of approximately $833.33 per month since September 1995, (iii) 1,500,000 post-split shares to be issued to Mr. Kelly pursuant to the Stock Purchase Agreement with Whetstone Ventures Corporation, Inc., and (iv) options granted to each of Messrs. Kelly, Klarich, Wolf and Lambert on October 1 1996 by the Board of Directors for 50,000 post-split shares of restricted Common Stock exercisable for three years at $4.00 per share.

OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 1997

         On October 1, 1996, the Board of Directors granted options to Messrs. Kelly, Klarich, Wolf and Lambert, all members of the Board of Directors at such time. Messrs. Kelly and Klarich are also executive officers of the Company. Such options are for each of them to purchase 50,000 post-split shares of common stock for a period of three years commencing October 1, 1996 at $4.00 per share. Pursuant to the 1995 Stock Option Plan adopted by the Board of Directors on July 1, 1995 and approved by the stockholders on September 18, 1995, non-employee directors receive options under a formula set forth in such Stock Option Plan determined by dividing the annual director's fee paid or accrued (accrued $10,000 per director for the fiscal year ended January 31, 1997) by the fair market value per share of common stock on the date of the grant ($.1225 at December 15, 1996). Each of Messrs. Klarich, Wolf, and Lambert received an option to purchase 4,082 post-split shares of common stock under the 1995 Stock Option Plan at an exercise price of $2.45 per share (representing fair market value per share as of December 15, 1996 giving effect to the reverse stock split), which options expire December 15, 2006. Mr. Ziemer received an option to purchase 680 post-split shares of common stock under the 1995 Stock Option Plan at an exercise price of $2.45 per share as of December 15, 1996, which expires December 15, 2006. This grant was prorated to reflect his appointment to the Board on October 4, 1996.

         On June 27, 1996, Mr. Klarich was granted an option to purchase 1,000,000 pre-split shares of common stock at $.05 per share in consideration for consulting services he provided to the Registrant from March 1 through May 31, 1996, which was prior to his appointment as vice president in June 1996. The option was exercised by Mr. Klarich in July 1996.


         (D) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

             None

         (E) LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

             None

         (F) COMPENSATION OF DIRECTORS.

         The Directors were not entitled to compensation prior to September 18, 1995. At the Board of Directors meeting held on September 18, 1995, the Board voted to approve payment of annual directors' fees of $10,000 per director plus reasonable expenses commencing as of such date. Payments for the fiscal years ending January 31, 1997 and 1996 have been accrued on a pro rata basis each year and will be paid when the Registrant is financially able to do so. All such accrued compensation has been included in the audited financial statements for Gary J. Arzt (up to June 3, 1996), Edward C. Kelly, Jurgen Wolf, Ian Lambert, Leonard Klarich and Kurt Ziemer (commencing October 4, 1996).

         (G)  EMPLOYMENT CONTRACTS AND TERMINATION OF
              EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         On October 1, 1994 the Registrant entered into an employment agreement with Edward C. Kelly, its then President and Treasurer. The employment agreement was for a three year term commencing retroactively to October 1, 1993 (the date on which Mr. Kelly began providing design, engineering and consulting services to the Registrant) and was automatically renewable for additional one year terms after expiration on September 30, 1996. The employment agreement was subsequently amended but effective as of May 1, 1995 to provide the following changes: (i) salary of $20,000 (replacing $10,000 per month no longer being paid by H&R Industries, Inc.) per month payable $10,000 in cash with $10,000 accruing until the Registrant is financially able to pay such amount or Mr. Kelly elects to convert all or any part of such amount into restricted common stock based on a conversion ratio of $.20 per pre-split share; (ii) an employment term until April 30, 2001; (iii) an annual bonus or bonuses, if any, in an amount to be determined by the Board of Directors in its sole discretion; (iv) 2,000,000 pre-split shares of common stock registered on a Form S-8 registration statement as additional compensation for all services provided by Mr. Kelly to the Registrant from June 4, 1994 to April 30, 1995. All other terms and conditions of the October 1, 1994 employment agreement remain in full force and effect. The employment agreement, as amended, is automatically renewable for additional one
(1) year terms without any further action by the Registrant or Mr. Kelly. The employment agreement, as amended, may be terminated by the Registrant for certain enumerated causes or upon written notice of the Registrant to Mr. Kelly 60 days prior to the end of any term or renewal thereof.

         (H) REPORT ON REPRICING OF OPTIONS/SARS

             None

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth, as of May 1, 1997, the ownership of common stock by persons known to the Registrant who own beneficially more than 5% of the outstanding shares of common stock, as adjusted to give effect to the 1 for 20 reverse stock split effective on December 23, 1996:

NAME AND ADDRESS OF                AMOUNT AND NATURE OF           PERCENT
BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP           OF CLASS
----------------                   --------------------           --------

International Tasty                      515,000 (1)                7.7%
Fries, Inc.
Suite 602
595 Howe Street
Vancouver, B.C. V6C 2T5(1)

Usis International Capital               350,501                     5.2%
  Corp.(1)
2806 N. Clark Street
Chicago, IL 60657

Whetstone Ventures                        720,343                   10.7%
  Corporation, Inc.
11 Waterfront Estates
Estates Drive
Lancaster, PA 17602(2)

--------------------------------------

(1) All of these shares are shown of record as of April 1, 1997, pursuant to the Registrant's stock transfer records, all of which are being registered hereby.

(2) Includes (i) all 351,000 post-split of the original 1,250,000 post-split shares sold to Whetstone Ventures Corporation, Inc., the balance of which were transferred to others, (ii) 250,000 additional post-split shares, and (iii) 119,143 shares underlying a warrant to be issued to Whetstone Ventures Corporation, Inc. Does not include 250,000 post-split shares of common stock to be issued to Whetstone Ventures Corporation, Inc. for consulting services pursuant to its April 30, 1996 Consulting Agreement with the Registrant, and an additional 37,500 post-split shares to be issued each year for five years commencing upon the effective date of the Registrant's registration statement filed with the Commission.

         (B) SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of May 1, 1997, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group, as adjusted to give effect to the 1 for 20 reverse stock split effected on December 23, 1996:

NAME AND ADDRESS OF             AMOUNT AND NATURE OF           PERCENT
BENEFICIAL OWNER                BENEFICIAL OWNERSHIP           OF CLASS
----------------                --------------------           --------

Edward C. Kelly                      1,807,950                  27.0%
650 Sentry Parkway
Suite One
Blue Bell, PA 19472(1)

Jurgen A. Wolf                        155,124                    2.6%
1285 West Pender Street
Vancouver, B.C. Canada(2)

Leonard J. Klarich                     92,624                    1.4%
839 Claybrook Court
Knoxville, TN 37923(3)

Ian D. Lambert                         55,124                     *
1220 Eastview Road

North Vancouver, B.C.(4)

Kurt R. Ziemer                         67,680                    1.0%
599 Valley View Drive
New Holland, PA  17557(5)

All Officers and Directors           2,178,502                  32.0%
as a group (5 persons)

----------------------------------
*  less than 1%

(1) Includes (i) an option for 50,000 post-split shares of restricted common stock presently exercisable at $2.00 per share until March 15, 1998, (ii) 57,450 post-split shares of common stock held by Irene Kelly, his wife, as to which Mr. Kelly claims beneficial ownership,
         (iii) an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable until October 1, 1999 at $4.00 per share; and (iv) 1,500,000 post-split shares to be issued pursuant to the terms of the April 30, 1996 Stock Purchase Agreement, all as calculated in accordance with Rule 13d-3.

(2) Includes (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; (iii) an option to purchase 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable at $4.00 per share until October 1, 1999; and (iv) 50,000 post-split shares of common stock issued to Adelaide Vending (Canada) Ltd. for the reacquisition by the Registrant of the Canadian distributorship and an option granted to Adelaide Vending for 50,000 post-split shares of common stock exercisable at $5.00 per share until September 1, 1997, all as calculated in accordance with Rule 13d-3. Mr. Wolf is a director and the controlling stockholder of Adelaide Vending (Canada), Ltd..

(3) Includes (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iii) an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable for $4.00 per share until October 1, 1999, all as calculated in accordance with Rule 13d-3.

(4) Includes (i) 515,000 post-split shares issued to International Tasty Fries, Inc. in 1995 for an aggregate of $800,000 including a $175,000 loan converted into equity, (ii) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non- employee director under the 1995 Stock Option Plan on December 15, 1995, (iii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iv) an option for 50,000 post- split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable at $4.00 per share until October 1, 1999, all as calculated in accordance with Rule 13d-3.

(5) Includes 680 post-split shares underlying an option exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan. Mr. Ziemer's option has been prorated to reflect the date he was appointed to the Board of Directors on October 4, 1996.

         (C) CHANGES IN CONTROL.

         Except as described in this Report, there are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In April 1993, the Registrant issued a promissory note to Mr. Gary Arzt, then President, Secretary and Chairman of the Board of the Registrant, for up to $300,000 in funds which may be advanced to the Registrant. Such note was superseded on October 31, 1993 by a new promissory note in the amount of $129,946.55 (the "Note"). The Note, which bears interest at 8% per annum payable in quarterly installments, was due on or before November 1, 1994. In April 1995, the Note was partially repaid in the amount of $79,947. Mr. Arzt filed a lawsuit against the Registrant for payment of the Note and other alleged expenses and a judgment was entered in his favor by the court in April 1997 for $59,000.

         In September 1995 the Registrant reacquired the Canadian distribution rights from Adelaide Vending (Canada) Ltd. for 1,000,000 pre-split shares (50,000 post-split shares) of common stock and an option to purchase 1,000,000 pre-split shares (50,000 post-split shares) of common stock at $.25 (US)($5.00
(US) post-split exercise price) for two years until September 1997. Mr. Wolf, a member of the Registrant's Board of Directors since September 18, 1995, is a major stockholder of Adelaide Vending (Canada) Ltd. Adelaide Vending (Canada) Ltd. had made a downpayment of $75,000 (US) for the Canadian distribution rights plus had incurred certain other organizational expenses in connection therewith which, totalled $100,000 (US) in the aggregate. As part of the Registrant's desire to operate the Machines directly and limit its dependence on third party operators, the Board of Directors determined to offer Adelaide Vending the opportunity to return the distributorship for 1,000,000 pre-split shares of common stock, the fair market value of which at the time was $100,000 (US) or $.10 per share and the option.

         In May 1995, the Registrant loaned Mr. Kelly $50,000 at 10% interest per annum. This loan is being repaid in accordance with a payment plan over the current fiscal year.

         In April 1996, the Registrant, Edward Kelly and Whetstone Ventures Corporation, Inc. entered into the Stock Purchase Agreement. Pursuant to the terms thereof, Mr. Kelly will receive 1,500,000 post-split shares and warrants to purchase shares of common stock at $1.90 per share, such warrants to be in an amount necessary to ensure his ownership of no less than 25% of the outstanding common stock of the Registrant until May 1999.

         In August 1996, the Registrant loaned Mr. Klarich $50,000 at 10% interest per annum. This loan is currently being repaid by Mr. Klarich in accordence with a payment plan over the current fiscal year.

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996

       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1997

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Tasty Fries, Inc.

We have audited the accompanying balance sheets of Tasty Fries, Inc. (a development stage company) (formerly Adelaide Holdings, Inc.) as of January 31, 1997 and 1996, and the related statements of operations, stockholder's equity (deficiency), and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasty Fries, Inc. as of January 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and from October 18, 1985 (inception) to January 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced liquidity problems. Unless the Company can continue to obtain financing from the issuance of common stock and/or through loans, substantial doubt arises about the Company's ability to continue as a going concern (Note 1). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schiffman Hughes Brown
Blue Bell, Pennsylvania
February 18, 1997

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 BALANCE SHEETS AS OF JANUARY 31, 1997 AND 1996

                                     ASSETS

                                                       1997          1996
                                                   -----------    -----------

Current assets:
   Cash                                            $     1,519    $     5,273
   Vending machines (Note 3)                            70,000         70,000
   Loan receivable, officers (Note 4)                  100,000         50,000
   Interest receivable                                   9,027
                                                   -----------    -----------
        Total current assets                           180,546        125,273
                                                   -----------    -----------
Property and equipment, net of
 accumulated depreciation of
 $24,073 in 1997 and $16,834 in 1996                    23,276         30,515
                                                   -----------    -----------

                                                   $   203,822    $   155,788
                                                   ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Note payable (Note 5)                           $    60,000    $    25,000
   Note payable, officer/director (Note 6)              50,000         50,000
   Accounts payable and accrued expenses               882,077        106,269
   Litigation settlements payable (Note 11)            443,014
                                                   -----------    -----------
        Total current liabilities                      992,077        624,283
                                                   -----------    -----------
Unearned revenue (Note 7)                              376,000        356,000
                                                   -----------    -----------
Commitments and contingencies (Note 9)

Stockholders' equity (deficiency):
   Common stock, $.001 par value;
    authorized 25,000,000 shares;
    issued and outstanding 4,700,025
    shares at January 31, 1997 and
    3,850,025 at January 31, 1996                        4,700          3,850
   Additional paid-in capital                        6,097,275      6,357,625
   Deficit accumulated in development stage         (7,266,230)    (5,093,970)
                                                   -----------    -----------
                                                    (1,164,255)     1,267,505
Subscriptions receivable (Note 12)                                 (2,092,000)
                                                   -----------    -----------
                                                    (1,164,255)      (824,495)
                                                   -----------    -----------

                                                   $   203,822    $   155,788
                                                   ===========    ===========

       See independent auditor's report and notes to financial statements


                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1997

                                              Cumulative
                                                SINCE
                                              INCEPTION           1997           1996
                                              -----------     -----------    -----------
Revenues                                       $   -0-         $   -0-        $   -0-
                                              -----------     -----------    -----------
Costs and expenses:
   Research, machine
    and product development                     1,341,057         589,571         264,997
   Selling, general and administrative          4,780,598       1,583,875       1,086,033
                                              -----------     -----------     -----------
                                                6,121,655       2,173,446       1,351,030
                                              -----------     -----------     -----------
Net loss before other income (expense)         (6,121,655)     (2,173,446)     (1,351,030)

Other income (expense):
   Interest income                                  9,028           9,028
   Forfeited distributor deposits (Note 7)         15,000
   Interest expense                               (63,541)         (7,842)        (26,458)
   Litigation settlement (Note 11)             (1,105,062)                         (7,000)
                                              -----------     -----------     -----------
                                               (1,144,575)          1,186         (33,458)
                                              -----------     -----------     -----------
Net loss                                      $(7,266,230)    $(2,172,260)    $(1,384,488)
                                              ===========     ===========     ===========
Net loss per share of common stock            $     (1.55)    $      (.52)    $      (.60)
                                              ===========     ===========     ===========

Weighted average shares outstanding                           $4,200,642       $2,324,928
                                                              ===========     ===========

       See independent auditor's report and notes to financial statements


                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               FOR THE PERIOD JANUARY 31, 1994 TO JANUARY 31, 1997

                                                           PAID                            TOTAL
                                           COMMON           IN           RETAINED       STOCKHOLDER
                                            STOCK         CAPITAL        EARNINGS         EQUITY
                                        -----------     -----------     -----------     ------------
Balance, January 31, 1994               $   259,454     $   946,246     $(1,630,549)    $  (424,849)

Issued 3,129,999 shares                      31,300         547,950                         579,250

Issued 2,151,622 shares for services         21,516         121,294                         142,810

Issued 1,000,000 shares for
 litigation settlement                       10,000         460,000                         470,000

Net loss for the year ended
 January 31, 1995                                                        (2,078,933)     (2,078,933)
                                         -----------     -----------     -----------
Balance, January 31, 1995                   322,270       2,075,490      (3,709,482)     (1,311,722)

Issued 36,415,000 shares                    364,150       3,000,350                       3,364,500

Issued 6,733,502 shares for services         67,335         381,880                         449,215

Issued 625,000 shares for
 loan conversion                              6,250          43,750                          50,000

Issued 1,000,000 shares for
 repurchase of distributorship               10,000          90,000                         100,000

Reverse stock split                        (766,155)        766,155

Net loss for the year ended
 January 31, 1996                                                        (1,384,488)     (1,384,488)
                                        -----------     -----------     -----------     -----------
Balance, January 31, 1996                     3,850       6,357,625      (5,093,970)      1,267,505

Redemption of 730,000 shares
issued to Acumen Services, Ltd.
 in September 1995                             (730)     (2,091,270)                     (2,092,000)

Issued 1,455,000 shares                       1,455       1,506,045                       1,507,500

Issued 125,000 shares for services              125         324,875                         325,000

Net loss for the year ended
 January 31, 1997                                                        (2,172,260)     (2,172,260)
                                        -----------     -----------     -----------     -----------
Balance, January 31, 1997               $     4,700     $ 6,097,275     $(7,266,230)    $(1,164,255)
                                        ===========     ===========     ===========     ===========

       See independent auditor's report and notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1997

                                                               CUMULATIVE
                                                                 SINCE
                                                               INCEPTION         1997           1996
                                                              ------------    -----------    -----------
Cash flows from operating activities:
    Net loss                                                  $(7,266,230)    $(2,172,260)    $(1,384,488)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation                                                24,073           7,239           6,554
       Common stock issued for services                           956,725         325,000         449,215
       Common stock issued for litigation settlement
    470,000 Changes in assets and liabilities:
       Other assets                                               (79,027)         (9,027)
       Accounts payable and accrued expenses                      882,078         332,794        (245,562)
       Unearned revenue                                           376,000          20,000         (80,000)
                                                              -----------     -----------     -----------
Net cash used by operating activities                          (4,636,381)     (1,496,254)     (1,254,281)
                                                              -----------     -----------     -----------
Net cash flows used in investing activities:
    Purchase of property and equipment                            (47,350)                         (8,304)
                                                              -----------                     -----------
Cash flows from financing activities:
    Issuance of common stock                                    4,675,250       1,507,500       1,422,500
    Loan receivable, officers                                    (100,000)        (50,000)        (50,000)
    Note payable, current                                          60,000          35,000         (25,000)
    Officer/director note                                          50,000                         (79,947)
                                                              -----------     -----------     -----------
Net cash provided by financing activities                       4,685,250       1,492,500       1,267,553
                                                              -----------     -----------     -----------
Net increase (decrease) in cash                                     1,519          (3,754)          4,968
Cash, beginning balance                                                             5,273             305
                                                              -----------     -----------     -----------
Cash, ending balance                                          $     1,519     $     1,519     $     5,273
                                                              ===========     ===========     ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $    35,351     $     1,363     $    22,636
                                                              ===========     ===========     ===========
Supplemental disclosures of non-cash financing activities:
    Issuance of common stock for services                     $   831,725     $   325,000     $   449,215
                                                              ===========     ===========     ===========
    Issuance of common stock for
     conversion of note payable                               $    75,000                     $    50,000
                                                              ===========                     ===========
    Issuance of common stock for
     repurchase of distributorship                            $   100,000                     $   100,000
                                                              ===========                     ===========
    Issuance of common stock for
     litigation settlement                                    $   470,000
                                                              ===========

       See independent auditor's report and notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996

1.       Description of Business:

         On July 31, 1991 Metro Systems Inc., a Nevada Corporation, acquired 100% of the outstanding stock of Adelaide Holdings, Inc., a Delaware Corporation, for 13,500,000 shares of its common stock. The acquisition has been accounted for as a reverse acquisition. Metro Systems Inc. was a shell company having no assets or liabilities at the time of the reverse acquisition and changed the name of Metro Systems Inc. to Adelaide Holdings, Inc. Effective October 1, 1993 its name was changed to Tasty Fries, Inc.

         The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine which will cook and dispense french fries. The Company has entered into a manufacturing agreement with an unaffiliated company which manufactures and assembles a variety of high technology equipment. The Company has received ten machines and it is anticipated that each machine can be sold for approximately $9,000. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses related to successfully marketing the vending machine and resolving existing litigation (Note 11). Management is currently in negotiations with three separate funding sources to provide the working capital necessary to pay Premier and fund the tooling of the Machine for commercial production. These funding sources will also assist the Company in manufacturing the first 50 machines and bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan, it is reasonably confident that it will enable the Company to continue its business and grow modestly.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1997 AND 1996

2.      Significant accounting policies:

        Property and equipment:

        Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for January 31, 1997 and 1996 was $7,239 and $6,554, respectively.

        Research, machine and product development:

        Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge which will be used to develop and test a vending machine and potato product for the formation of french fries. Research and development costs also include costs for significant enhancements or improvements to the machine and/or potato product. The Company expenses all such research and development costs as they are incurred.

        Unearned revenue:

        Represents monies received for distribution rights of the vending machines which the Company is still in the process of developing and testing. The Company records these monies as unearned revenue upon receipt. These deferrals will be recognized as income over the life of the machine upon commercial production of machines or upon forfeiture by distributors as a result of breach of contract. Since commercial production of the machine has not commenced, the unearned revenue is classified as a non-current liability.

3.      Vending machines:

        Vending machines are carried at the lower of cost or market. During the year ended January 31, 1995, the Company paid to Premier, $246,600, for the production of ten reproduction machines. In the year ended January 31, 1995, the Company charged $176,600 to research and development expense.

4.      Loan receivable, officers:

        Represent monies borrowed from the Company by an officer in May, 1995. The loan is being repaid, along with interest at 10% per annum, in accordance with a payment plan over the current fiscal year.

        In August, 1996, another officer borrowed $50,000 from the Company. This loan is being repaid, along with interest at 10% per annum, in accordance with a payment plan over the current fiscal year.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1996 AND 1995

5.      Notes Payable:

        An unsecured note from a third party shareholder which bears interest at the rate of 8% per annum. The note was due June 4, 1993 but has been extended indefinitely. The Company issued to the noteholder, options for 400,000 shares of its common stock on December 22, 1994, with an exercise price of 35 cents per share. The Company issued 180,000 and 90,000 shares of its common stock on December 22, 1994 and May 4, 1995, respectively, to the noteholder in addition to paying $30,600 on May 5, 1995. This payment of $30,600 on May 5, 1995 includes a principal payment of $25,000 and interest covering the period June, 1992 to March, 1995 in the amount of $5,600. The 180,000 and 90,000 shares issued to the noteholder at $.01 were consideration for indefinitely extending the repayment and recorded as a financing expense which is included in selling, general and administrative expense. The balance at January 31, 1997 and 1996 was $25,000.

        In November, 1996, the Company was advanced, by an unrelated third party, $35,000. This advance has no interest rate and repayment is due on demand. The Company, subsequent to the balance sheet, repaid $20,000 in March, 1997.

6.      Note Payable, Officer/Director:

        Represents the unsecured note from a then existing officer/director of the Company which bears interest at the rate of 8% per annum and is due and payable on demand. The Company reduced this note to $50,000 with a principal payment of $79,947 on May 1, 1995. In addition to the principal payment on May 1, 1995 of $79,947, the Company also paid interest in the amount of $9,576.14. Pursuant to an order of the Circuit Court for Dade County, Florida in April, 1997 in reference to a lawsuit instituted against the Company by such former officer/director, the Company must pay $59,000 in satisfaction of this note.

7.      Unearned Revenue:

        During the year ended January 31, 1995, a distributor who had paid $10,000 to the Company for the rights to a distributorship, forfeited its rights in the distributorship. The remaining $5,000 in forfeited distributor deposits since inception of the Company occurred during the year ended January 31, 1994 when a distributor forfeited its rights to a distributorship. On September 5, 1995, the Company issued 1,000,000 shares of its common stock to repurchase the Canadian distributorship rights which the Company has shown as unearned revenue in the amount of $100,000. In May, 1996, the Company received payments totaling $20,000 for the rights to distribute its machines in Israel, Egypt and Jordan.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1997 AND 1996

8.      Related Party Transactions:

        The Company paid salary to Mr. Edward Kelly, the president and director, during the fiscal year ended January 31, 1997 and 1996 totaling $240,000 and $160,000, respectively. The Company also issued an aggregate of 184,127 shares of common stock (in lieu of cash compensation of $20,000) to Mr. Edward Kelly in the fiscal year ended January 31, 1996 and 2,000,000 shares of common stock during September, 1995. During the year ended January 31, 1997, the Company paid salary to Mr. Leonard Klarich, vice president/director, of $40,000.

9.      Commitments and Contingencies:

        During the years ended January 31, 1997 and 1996, the Company paid $28,997 and $17,400, respectively, for the rental of office space. The Company represented that they will continue leasing this office space at a monthly rental of $2,250 until May 31, 1997.

10.     Issuance of Common Stock:

        After the cancellation of 730,000 post-split shares of common stock issued to Acumen Services, Ltd., an aggregate of 1,580,000 post-split shares of common stock were issued during the year ended January 31, 1997. 1,455,000 post-split shares were sold in private placements by the Company, 125,000 post-split shares were issued for payment of advertising, marketing, consulting and legal services totaling $125,000.

        44,773,502 total pre-split shares of common stock were issued during the year ended January 31, 1996. 36,415,000 pre-split shares were sold in private placements by the Company, 6,733,502 pre-split shares were issued for payment of advertising, marketing, consulting and legal services totaling $449,215, 625,000 pre-split shares were issued for a $50,000 loan conversion to common stock and 1,000,000 pre-split shares were issued for the repurchase of the Canadian distributorship rights (see Note 7).

        On December 23, 1996, the Board of Directors authorized a reverse stock split of 1 for 20 thereby reducing the number of shares of common stock issued and outstanding from 94,000,495 to 4,700,025. The Board also authorized changing the authorized shares from 100,000,000 to 25,000,000 and par value from $.01 to $.001.

11.     Litigation:

        Former officers of the Company caused the Company to guarantee a lease for another corporation owned by them. The other corporation breached its lease obligation causing the landlord to assert a claim against the Company as guarantor for an amount due approximating $110,000. In October, 1994 the Company, without admitting any liability, settled the litigation assessment by paying the landlord $76,000. Upon payment of the $76,000, the Company was released as guarantor of the lease.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1997 AND 1996

11.     Litigation (continued):

        On October 25, 1994 the Company received a copy of the award of the arbitrator in the American Arbitration Association matter of California Food & Vending, Inc. (CFV) vs. Tasty Fries, Inc. et.al. An award was rendered against the Company in the aggregate amount of $279,500 for domestic and international distribution fees owed to the plaintiff and $249,500 in compensatory damages. The award and compensatory damages totaling $529,000 have been recorded in the financial statements as of October 31, 1994. Payment (pursuant to a settlement agreement which supersedes the award) began in February, 1995 and was satisfied in full in May, 1996.

        In addition, the settlement agreement provides for (a) payment to CFV royalties of $350 per machine for the first 500 machines sold and 35% of the gross profit for machines sold thereafter; (b) payment to CFV of $.25 for each pound of potato product sold; (c) issuance of an option to CFV for the purchase of 100,000 shares of the Company's common stock at a exercise price of $2.00 per share through February 1, 1999; and (d) CFV shall receive an aggregate of $2,000,000 payable from 50% of domestic and international gross distribution fees until paid in full and thereafter 25% of all international distribution fees. The royalties, fees and profits payable in the future to CFV could become material, but there is no way to assign a dollar figure to this payable since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

        In connection with the foregoing, an award was entered in favor of cross-claimant, which requires, among other things, that the Company issue 1,000,000 shares of unrestricted common stock to the cross-claimant. These 1,000,000 shares of common stock were accounted for in the financial statements at market value at the time of the award (October 25, 1994). The shares were not issued by the Company until June, 1996. On March 4, 1997, the Company agreed to pay the cross-claimant $70,000 and issue 43,750 shares of common stock at fair value in settlement of pending litigation.

        On January 5, 1995, the arbitrator in the case of California Food and Vending, Inc. (CFV) vs. the Company awarded CFV and cross-claimant legal fees amounting to $94,963 and $4,099, respectively. In addition, CFV was awarded one proto-type vending machine, which had a value of $7,000. The legal fees and the proto-type machine, totaling $106,062 were recorded in the financial statements. Payment pursuant to a settlement agreement which supersedes the award began in February, 1995 and was satisfied in full in May, 1996.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1997 AND 1996

11.     Litigation (continued):

        On March 15, 1996, the Federal District Court for the Central District of California issued a Temporary Protective Order (TPO) against the Company since the Company defaulted on its February, 1996 installment payment to CFV. The TPO provided that any monies received by the Company were to be paid to CFV until all monies due CFV were paid in full. The Company satisfied, in full, the CFV judgment in April and May, 1996 and rendered the TPO void.

        On May 23, 1995, an alleged former agent of the Company instituted a lawsuit against the Company and its former president Gary Arzt for breach of contract, quantum meruit, breach of verbal contract and requested damages in excess of $15,000 for unpaid commissions. The Company and Mr. Arzt responded to the lawsuit on September 29, 1995 denying the allegations. No date for trial has been set and the Company believes that the lawsuit is without merit and intends to vigorously defend this matter. Management believes that there will be no liability arising from this lawsuit.

        On January 15, 1996, a lawsuit was instituted alleging breach of contract, fraudulent inducement and misrepresentation, and violation of New Jersey law relating to consumer contracts. A settlement of this lawsuit occurred in July, 1996 and the Company agreed to register shares of the Company's common stock in its current registration statement filed with the Commission. These shares are recorded in the financial statements at fair market value at time of issuance.

12.     Subscriptions receivable:

        In September, 1995, the Company entered into an agreement with Acumen Services, Ltd., an off-shore Abaco, Bahamas company, to purchase an aggregate of 21,500,000 pre-split shares of common stock at $.10 per share payable pursuant to a promissory note providing for payment upon the commencement of commercial production of the machine. The Company received $80,000 in December, 1995 from an unrelated third party who was issued shares of common stock. The balance of the remaining shares were canceled and returned to the Company's treasury in May, 1996 as a result of a dispute between the Company and Acumen.

        In January, 1996, the Company issued 1,000,000 pre-split shares to a third party individual investor for $50,000 with $28,000 cash received in late January, 1996 and the remaining $22,000 cash received in February, 1996.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1997 AND 1996

13.     Common Stock Option Plan:

        The Company adopted incentive and nonqualified stock option plans for employees effective as of September 18, 1995. The plan also provides for stock options to be issued to non-employee directors based upon a formula set forth in the document. The incentive stock option plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at not less than the estimated fair market value at the date of the grant and are exercisable during specified future periods. There were no options granted as of January 31, 1997 or 1996 to any executive officers, but non-employee directors received options to purchase an aggregate of 12,926 and 4,167 shares of common stock, respectively, at an exercise price of $2.45 and $2.40 per share, respectively.

        Adoption of SFAS 123 by the Company would require an expense of $30,000 and $9,999 in 1997 and 1996, respectively as directors fees to be accrued for the 12,926 and 4,167 options at the fair market value of $2.45 and $2.40 on grant date, respectively.

14.     Preferred stock:

        On July 29, 1991, the Board of Directors authorized 5,000,000 shares of preferred stock at a par value of $.001 per share. No shares of preferred stock were issued as of January 31, 1997.

15.     Warrants:

        At January 31, 1997, the Company has warrants outstanding for the purchase of 425,010 shares of common stock until May 29, 1999 at an exercise price of $1.90 per share. No warrants have been exercised as of January 31, 1997.

ITEM 13.    EXHIBITS.

    (A)     THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

    3.0     Articles of Incorporation, as amended*

    3.1 Articles of Amendment to Articles of Incorporation of the Registrant dated December 16, 1996 changing authorized common shares and par value**

    3.2     By-Laws**

    4.0     Form of Warrant Agreement**

    10.0    Employment Agreement of Edward Kelly dated October 1, 1994***

    10.1    Amendment to Employment Agreement******

    10.2    Amendment to Manufacturing Requirements Agreement***

    10.3 Forrest Financial Corporation Vendor Agreement, as amended, dated November 20, 1996**

    10.4    Promissory Note from the Registrant dated February 7, 1995***

    10.5 Lease Agreement between the Registrant and Blue Bell Executive Suites dated May 23, 1995*****

    10.6    1995 Stock Option Plan******

    10.7 Stock Purchase Agreement between the Registrant and Whetstone Ventures Corporation, Inc. dated April 30, 1996*******

    10.8 Manufacturing Agreement between the Registrant and S&H Electronics, Inc. dated August 22, 1996**

    10.9 Agreement between the Registrant and Whetstone Ventures Corporation, Inc. dated April 30, 1996**

    10.10    Distribution Agreements**

    27.0     Financial Data Schedule

-------------------

    * Filed as an exhibit to the Registrant's registration statement on Form SB-2, File No. 333-19239, filed with the Commission on January 3, 1997 and incorporated herein by such reference.

    **      Filed as an exhibit to Amendment No. 2 to the Registrant's registration statement on Form SB-2, File No. 333-19239, filed with the Commission on May 2, 1997 and incorporated herein by such reference.

    ***     Filed as an exhibit to the Registrant's Form 10-QSB for the fiscal quarter ended October 31, 1994 and incorporated herein by such reference.

    ****    Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended January 31, 1994 and incorporated herein by such reference.

    *****    Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended January 31, 1995 and incorporated herein by such reference.

    ******   Filed as an exhibit to the Registrant's Form 10-QSB for the fiscal quarter ended October 31, 1995 and incorporated herein by such reference.

   *******   Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended January 31, 1996 and incorporated herein by such reference

      (B)    REPORTS ON FORM 8-K.

             None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TASTY FRIES, INC.

Date:  May 12, 1997             By: /s/ EDWARD C. KELLY
                                   ----------------------
                                   Edward C. Kelly
                                   President and Principal
                                   Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ EDWARD C. KELLY                             May 12, 1997
------------------------
Edward C. Kelly,
President, Treasurer &
Director


/s/ JURGEN A. WOLF                              May 12, 1997
------------------------
Jurgen A. Wolf, Director

/s/ LEONARD KLARICH                             May 12, 1997
------------------------
Leonard Klarich, Vice President,
Secretary & Director


/s/ IAN D. LAMBERT                              May 12, 1997
-------------------------
Ian D. Lambert, Director

/s/ KURT N. ZIEMER                              May 12, 1997
------------------------
Kurt N. Ziemer, Director

                              EXHIBIT INDEX
                             -------------
EXHIBIT                                                          PAGE
-------                                                          ----

27                Financial Data Schedule (for SEC use only)