Form 10QSB
period 1997-04-30
TASTY FRIES INC
filed 1997-06-20
CIK 791885

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    FORM 10-QSB

                   [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 1997            Commission File No. 33-4460-NY

                                 TASTY FRIES, INC.
                           ------------------------------
               (Exact name of registrant as specified in its charter)

                     Nevada                       65-0259052
          ---------------------------         -------------------
          State or other jurisdiction          (I.R.S. Employer
         incorporation or organization         Identification No.)

                          650 Sentry Parkway, Suite One
                               Blue Bell, PA 19422
          ------------------------------------------------------------
               (Address Of Principal Executive Offices)(Zip Code)

                                 (610) 941-2109
                            ------------------------
                         (Registrant's telephone number,
                              including area code)

                             ADELAIDE HOLDINGS, INC.
                       11098 Biscayne Boulevard, Suite 403
                                 Miami, Florida
                                 (305) 899-0200
                  ---------------------------------------------
                            (Former name and address)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES /X/ NO / /


    As of April 30, 1997: 4,763,775 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                        ASSETS

                                                     April 30,       January 31,
                                                        1997            1997
                                                    -----------      -----------
                                                    (Unaudited)
Current assets:
  Cash                                              $     4,492      $     1,519
  Vending machines                                       70,000           70,000
  Loan receivable, officers                             100,000          100,000

  Interest receivable                                    13,947            9,027
                                                    -----------      -----------
       Total current assets                             188,439          180,546

Property and equipment, net                              21,466           23,276
                                                    -----------      -----------

                                                    $   209,905      $   203,822
                                                    ===========      ===========



       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Notes payable                                     $    40,000      $    60,000
  Note payable, officer/director                         50,000           50,000
  Accounts payable and accrued expenses               1,079,153          882,077
                                                    -----------      -----------
       Total current liabilities                      1,169,153          992,077
                                                    -----------      -----------

Unearned revenue                                        376,000          376,000
                                                    -----------      -----------

Stockholders' deficiency:
  Common stock, $.001 par value; authorized
   25,000,000 shares; issued and outstanding
   4,763,775 shares at April 30, 1997 and
   4,700,025 at January 31, 1997                          4,764            4,700
  Additional paid-in capital                          6,424,634        6,097,275
  Deficit accumulated in development stage           (7,764,646)      (7,266,230)
                                                    -----------      -----------
                                                     (1,335,248)      (1,164,255)
                                                    -----------      -----------
                                                    $   209,905      $   203,822
                                                    ===========      ===========


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)





                                                      1997              1996
                                                  -----------       -----------

Revenues                                          $                 $
                                                  -----------       -----------

Costs and expenses:
  Research, machine and
   product development
  Selling, general and administrative                 389,914           293,219
                                                  -----------       -----------
                                                      389,914           293,219
                                                  -----------       -----------

Net loss before other income (expense)               (389,914)         (293,219)

Other income (expense):
  Interest income                                       4,920
  Interest expense                                     (1,000)           (1,260)
  Litigation settlement                              (112,422)
                                                  -----------       -----------
                                                     (108,502)           (1,260)
                                                  -----------       -----------

Net loss                                          $  (498,416)      $  (294,479)
                                                  ===========       ===========

Net loss per share of common stock                $     (0.11)      $     (0.08)
                                                  ===========       ===========

Weighted average shares outstanding                 4,720,343         3,890,473
                                                  ===========        ==========


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 1997
                                   (Unaudited)



                                                                                   Total
                                  Common         Paid-In         Retained       Stockholders'
                                   Stock         Capital         Earnings          Equity
                               -----------     -----------      -----------      -----------
Balance, February 1, 1997      $     4,700     $ 6,097,275      $(7,266,230)     $(1,164,255)

Return of 294,950 shares               -0-             -0-                               -0-

Issuance of 260,000 shares             -0-         260,000                           260,000

Issuance of 20,000 shares
 for services                           20           9,980                            10,000

Issuance of 43,750 shares
 for litigation settlement              44          57,379                            57,423

Net loss for three months                                          (498,416)        (498,416)
                               -----------     -----------      -----------      -----------

                               $     4,764     $ 6,424,634      $(7,764,646)     $(1,335,248)
                               ===========     ===========      ===========      ===========


                         See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)


                                                          1997           1996
                                                       ---------      ---------
Cash flows from operating activities:

  Net loss                                             $(498,416)     $(294,479)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                          1,810          1,809
     Common stock issued for services                     10,000         75,000
     Common stock issued for litigation settlement        57,423
  Changes in assets and liabilities:
     Other assets                                         (4,920)
     Unearned revenue                                                    20,000
     Accounts payable and accrued expenses               197,076         71,141
                                                       ---------      ---------
Net cash used by operating activities                   (237,027)      (126,529)
                                                       ---------      ---------

Cash flows from investing activities:
  Purchase of furniture and equipment                  ---------      ---------

Cash flows from financing activities:
  Sale of common stock                                   260,000        210,000
  Proceeds from loan                                                    100,000
  Repayment of note payable                              (20,000)
                                                       ---------      ---------
Net cash provided by financing activities                240,000        310,000
                                                       ---------      ---------

Net increase in cash                                       2,973        183,471

Cash, beginning balance                                    1,519          5,273
                                                       ---------      ---------

Cash, ending balance                                   $   4,492      $ 188,744
                                                       =========      =========



Supplemental disclosure of cash flow information:
  Cash paid for interest                               $              $
                                                       =========      =========
Supplemental disclosure of non-cash
financing activities:
  Issuance of common stock for services                $  10,000      $  75,000
                                                       =========      =========
  Issuance of common stock for
   litigation settlement                               $  57,423
                                                       =========


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)




1.    Basis of presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

2.    Description of Business and Significant Accounting Policies:

      The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine which will cook and dispense french fries. The Company has incurred research and development costs from inception to April 30, 1997 totaling $1,341,895. The Company has entered into a manufacturing agreement with an unaffiliated company which manufactures and assembles a variety of high technology equipment. The Company has received ten machines and it is anticipated that each machine can be sold for approximately $9,000. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully marketing the vending machine and resolving existing litigation (Note 5). Management is currently in negotiations with three separate funding sources to provide the working capital necessary to pay Premier and fund the tooling of the Machine. These funding sources will also assist the Company in manufacturing the first 50 machines and bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan, it is reasonably confident that it will enable the Company to continue its business and grow modestly.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)




3.    Issuance of Common Stock:

      After the return of 294,950 shares, an aggregate of 323,750 shares were issued during the quarter ended April 30, 1997. 260,000 shares were sold in private placements by the Company, 20,000 shares were issued in payment for legal services and 43,750 shares were issued for settlement of litigation.

      The total shares issued during the quarter ended April 30, 1996 was 11,500,000 shares; 10,000,000 shares were sold in private placements by the Company and 1,500,000 shares were issued in payment for legal services.

4.    Litigation:

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

      In addition, the settlement agreements provides for (a) payment to CFV royalties of $350 per machine for the first 500 machines sold and 35% of the gross profit for machines sold thereafter; (b) payment to CFV of $.25 for each pound of potato product sold; (c) issuance of an option to CFV for the purchase of 100,000 shares of the Company's common stock at a exercise price of $2.00 per share through February 1, 1999; and (d) CFV shall receive an aggregate of $2,000,000 payable from 50% of domestic and international gross distribution fees until paid in full and thereafter 25% of all international distribution fees. The royalties, fees and profits payable in the future to CFV could become material, but there is no way to assign a dollar figure to this payable since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)




4.    Litigation (continued):

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

      On March 15, 1996, the Federal District Court for the Central District of California issued a Temporary Protective Order (TPO) against the Company since the Company defaulted on their February, 1996 installment payment to CFV. The TPO provided that any monies received by the Company currently, were to be paid to CFV until all monies due CFV were paid in full. The Company satisfied, in full, the CFV judgment in April and May, 1996 and rendered the TPO void.

      On May 23, 1995, an alleged former agent of the Company instituted a lawsuit against the Company and its former president for breach of contract, quantum meruit, breach of verbal contract and requested damages in excess of $15,000 for unpaid commissions. The Company and Mr. Arzt responded to the lawsuit on September 29, 1995 denying the allegations. No date for trial has been set and the Company believes that the lawsuit is without merit and intends to vigorously defend this matter. Management believes that there will be no liability arising from this lawsuit.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (Unaudited)




4.    Litigation (continued):

      On January 15, 1996, a lawsuit was instituted alleging breach of contract, fraudulent inducement and misrepresentation and violation of New Jersey law relating to consumer contracts. A settlement of this lawsuit occurred in July, 1996 and the Company agreed to register shares of the Company's common stock in its current registration statement filed with the Commission. These shares are recorded in the financial statements at fair market value at time of issuance.

5.    Subsequent event:

      On June 3, 1997, the Company received $1,000,000 in exchange for convertible notes bearing interest at 7% per annum and are due May 14, 2000. The note holders have an option to convert the notes into common stock of the Company commencing July 19, 1997.

ITEM 2. PLAN OF OPERATION

      General

      The Company is a development-stage company having not yet completed the exercise of designing, testing and manufacturing its sole product, a vending machine which will cook and dispense french fries (the "Machine"). The Company has completed the design of the Machine and has tested the Machine both internally and on various beta locations since December of 1995; however, it has yet to enter into commercial production of the Machine. Management believes that such production will commence by late-1997.

      In April and May of 1996 and June of 1997, the Company completed private placements of its securities which provided the Company with funds to continue its limited operations. To date, the Company's operations have been limited to designing and testing the Machine and arranging sales for the Company's machines.


      Liquidity and Capital Resources

      Since its inception, the Registrant has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and private securities transactions to raise working capital to fund operations. At April 30, 1997 the Registrant had approximately $4,492 in cash.

      On June 4, 1997, the Registrant completed a $1,000,000 convertible financing. The financing came from a major European institutional investor and is expected to allow the Registrant to complete its production tooling process and enter into limited commercial production.

      On June 10, 1997, Registrant paid an additional $100,000 to Premier Design, the firm that assisted in the development of the machine.

      No assurances can be given that the Registrant will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to commence commercial production or expand marketing over the next 12 months. If the Registrant is unable to obtain needed funds, it could be forced to curtail or cease its activities.


ITEM 3. FORWARD-LOOKING STATEMENTS

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



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Prize Fries Litigation - Settled

         On August 28, 1996, the Registrant and Edward C. Kelly, its President, Chief Executive Officer and Chairman of the Board, were added as defendants to a Second Amended Complaint in litigation pending in the Riverside County Branch of the Superior Court of the State of California, between Prize Frize, Inc., William Bartfield and Larry Wirth, Plaintiffs, and Matrix (U.S.), Inc; Matrix, Inc.; Peter Fisher; International Tasty Fries, Inc.; Fry Factor, Inc.; Edward Trent; Xavier Castro; Marcellino Menendez; Maxi, Inc.; Inter Trade Exchange Co.; Baltkor International; Sanad Registrant; Michael Krakow; Andrei Lutikov; Griffin Financial Management Corporation, Inc.; Ez Fries, Inc.; Samuel Hepburn; Dudley Muth; Richard O. Wahlgren; Gene Fruhling; Eurofrize, Inc.; Laszlo Kovacs; Seek, Inc.; Fresh Fries Uk Ltd; Tega, S.A.; Tasty Fries, Inc; Premier Design, Ltd.; H&R Industries; and Edward C. Kelly as defendants. The causes of action alleged against the Registrant and Mr. Kelly include misappropriation of trade secrets, unfair competition, conversion and conspiracy. The Second Amended Complaint seeks damages against the Registrant and Mr. Kelly in an unspecified amount for compensatory and punitive damages, according to proof at trial. The Registrant has filed a Motion to Quash for lack of personal jurisdiction over Edward Kelly. Counsel for the Registrant expects a Third Amended Complaint to be filed in response to a Motion to Dismiss filed by other defendants. This action was dismissed on June 2, 1997.

      Gary Arzt Litigation - Settled

      On September 25, 1996, a lawsuit was instituted by Mr. Arzt against the Registrant in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida for breach of a promissory note and reimbursement of certain alleged expenses incurred by Mr. Arzt as former Chairman of the Board of the Registrant. Mr. Arzt was paid the balance of the funds due in June 1997. A Satisfaction of Judgement was filed on June 17, 1997.


ITEM 2. CHANGES IN SECURITIES

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         See Part II, Item 1. Above.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES



In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      TASTY FRIES, INC.

Date: June 19, 1997                                   /S/ EDWARD C. KELLY
                                                      --------------------------
                                                      Edward C. Kelly, President
                                                      and Principal Financial
                                                      Officer