Form 10QSB
period 1997-07-31
TASTY FRIES INC
filed 1997-09-22
CIK 791885

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-QSB

                      /X/ QUARTERLY REPORT OR / / TRANSITION REPORT
                          PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 1997              Commission File No. 33-4460-NY

                                    TASTY FRIES, INC.
                                   -------------------
                 (Exact name of registrant as specified in its charter)

               Nevada                                    65-0259052
        -----------------------------                ------------------
         State or other jurisdiction                  (I.R.S. Employer
        incorporation or organization                Identification No.)

                             650 Sentry Parkway, Suite One
                               Blue Bell, PA        19422
                  --------------------------------------------------
                  (Address Of Principal Executive Offices)(Zip Code)

                                  (610) 941-2109
                                 ----------------
                         (Registrant's telephone number,
                                 including area code)

                              ADELAIDE HOLDINGS, INC.
                         11098 Biscayne Boulevard, Suite 403
                                   Miami, Florida
                                   (305) 899-0200
                         -----------------------------------
                              (Former name and address)

  Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
    (2) has been subject to such filing requirements for the past 90 days.

                         YES   X              NO
                             -----               -----

   As of July 31, 1997; 4,863,775 shares of common stock were outstanding.

                               TASTY FRIES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

           FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1996

                                  (Unaudited)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS


                                                                                          JULY 31,    JANUARY 31,
                                                                                            1997          1997
                                                                                         -----------  -----------
                                                                                         (UNAUDITED)
Current Assets:
  Cash.................................................................................  $   138,014  $     1,519
  Vending machines.....................................................................       70,000       70,000
  Loan receivable, officer.............................................................       77,812      100,000
  Interest receivable..................................................................        6,391        9,027
                                                                                         -----------  -----------
    Total current assets...............................................................      292,217      180,546
Property and equipment, net............................................................       31,656       23,276
                                                                                         -----------  -----------
Other assets:
 Deposits..............................................................................        6,000
                                                                                         -----------  -----------
 .......................................................................................  $   329,873  $   203,822
                                                                                         -----------  -----------
                                                                                         -----------  -----------
                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Notes payable........................................................................  $   222,000  $    60,000
  Note payable, officer/director.......................................................       80,000       50,000
  Accounts payable and accrued expenses................................................      720,171      882,077
                                                                                         -----------  -----------
Total current liabilities..............................................................    1,022,171      992,077
                                                                                         -----------  -----------

Long-Term Liabilities:
  Convertible notes payable............................................................    1,000,000
                                                                                         -----------
Unearned revenue.......................................................................      376,000      376,000
                                                                                         -----------  -----------
Stockholders' Deficiency:
  Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding
    4,863,775 shares at July 31, 1997 and 4,700,025 at January 31, 1997................        4,864        4,700
  Additional paid-in capital...........................................................    6,323,534    6,097,275
  Deficit accumulated in development stage.............................................   (8,396,696)  (7,266,230)
                                                                                         -----------  -----------
                                                                                          (2,068,298)  (1,164,255)
                                                                                         -----------  -----------
                                                                                         $   329,873  $   203,822
                                                                                         -----------  -----------
                                                                                         -----------  -----------

                                     SEE NOTES TO FINANCIAL STATEMENTS

                               TASTY FRIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                  (Unaudited)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JULY 31,                   JULY 31,
                                                           ------------------------  ----------------------------
                                                              1996         1997          1996           1997
                                                           -----------  -----------  -------------  -------------
Revenues.................................................  $         0  $         0  $           0  $           0
                                                           -----------  -----------  -------------  -------------
Costs and expenses:

Research, machine and product development................      579,622       62,864        579,144         62,864
Selling, general and administrative......................      363,160      545,380        656,857        950,294
                                                           -----------  -----------  -------------  -------------
                                                               942,782      608,244      1,236,001      1,013,158
                                                           -----------  -----------  -------------  -------------

Net loss before other income (expense)...................     (942,782)    (608,244)    (1,236,001)    (1,013,158)

Other income (expense):
  Interest income........................................                     2,860                         7,780
  Interest expense.......................................       (3,234)     (11,666)        (4,494)       (12,666)
  Litigation settlement..................................                                                (112,422)
                                                           -----------  -----------  -------------  -------------
                                                                (3,234)      (8,806)        (4,494)      (117,308)
                                                           -----------  -----------  -------------  -------------
Net loss.................................................  $  (946,016) $  (617,050) $  (1,240,495) $  (1,130,466)
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------

Net loss per share of common stock.......................  $     (0.22) $     (0.13) $       (0.31) $       (0.24)
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------

Weighted average shares outstanding......................    4,290,766    4,744,380      4,036,688      4,734,217
                                                           -----------  -----------  -------------  -------------

                                SEE NOTES TO FINANCIAL STATEMENTS

                               TASTY FRIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                      FOR THE SIX MONTHS ENDED JULY 31, 1997
                                  (Unaudited)

                                                                                                           TOTAL
                                                                                                       STOCKHOLDERS'
                                                               COMMON       PAID-IN       RETAINED        EQUITY
                                                                STOCK       CAPITAL       EARNINGS     (DEFICIENCY)
                                                             -----------  ------------  -------------  -------------
Balance, February 1, 1997..................................   $   4,700   $  6,097,275  $  (7,266,230) $  (1,164,255)

Issuance of 120,000 shares for services....................         120        168,880                       169,000

Issuance of 43,750 shares for litigation settlement........          44         57,379                        57,423

Net loss for six months....................................                                (1,130,466)    (1,130,466)
                                                             -----------  ------------  -------------  -------------

                                                              $   4,864   $  6,323,534  $  (8,396,696) $  (2,068,298)
                                                             -----------  ------------  -------------  -------------
                                                             -----------  ------------  -------------  -------------

                                     SEE NOTES TO FINANCIAL STATEMENTS

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (Unaudited)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JULY 31,                   JULY 31,
                                                           ------------------------  ----------------------------
                                                              1996         1997          1996           1997
                                                           -----------  -----------  -------------  -------------
Cash flows from operating activities:
  Net loss.............................................  $  (946,016) $  (617,050) $  (1,240,495) $  (1,130,466)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation.........................................        1,809        1,809          3,618          3,619
  Common stock issued for services.....................                   144,000         75,000        169,000
  Common stock issued for litigation settlement........                                                  57,423
Changes in assets and liabilities:
  Other assets.........................................                     1,556                        (3,364)
  Unearned revenue.....................................       20,000                      20,000
  Accounts payable and accrued expenses................     (258,639)    (358,982)        20,502       (161,906)
                                                           -----------  -----------  -------------  -------------
Net cash used in operating activities..................   (1,182,846)    (828,667)    (1,121,375)    (1,065,694)
                                                           -----------  -----------  -------------  -------------
Net cash flows used by investing activities:
  Purchase of property and equipment...................                   (12,000)                      (12,000)
                                                           -----------  -----------  -------------  -------------
Cash flows from financing activities:
  Issuance of common stock.............................    1,393,500                   1,415,500
  Loan receivable, officer.............................                    22,189                        22,189
  Proceeds from convertible notes payable..............                 1,000,000                     1,000,000
  Proceeds (repayment) of notes payable................     (100,000)       2,000                       162,000
  Note payable shareholder/officer.....................                   (50,000)                       30,000
                                                           -----------  -----------  -------------  -------------
Net cash provided by financing activities..............    1,293,500      974,189      1,415,500      1,214,189
                                                           -----------  -----------  -------------  -------------
Net increase in cash...................................      110,654      133,522        294,125        136,495
Cash, beginning balance................................      188,744        4,492          5,273          1,519
                                                           -----------  -----------  -------------  -------------
Cash, ending balance...................................  $   299,398  $   138,014  $     299,398  $     138,014
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest...............................  $     1,343  $    10,500  $       1,343  $      10,500
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------
Supplemental disclosures of non-cash financing
  activities:
  Issuance of common stock for services................  $       -0-  $   144,000  $      75,000  $     169,000
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------
  Issuance of common stock for litigation settlement...  $       -0-  $       -0-  $         -0-  $      57,423
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------

                                           SEE NOTES TO FINANCIAL STATEMENTS

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                     (Unaudited)

1.  Basis of presentation:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

2.  Description of Business and Significant Accounting Policies:

    The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine which will cook and dispense french fries. The Company has incurred research and development costs from inception to July 31, 1997 totaling $1,404,759. The Company has entered into a manufacturing agreement with an unaffiliated company which manufactures and assembles a variety of high technology equipment. The Company has received ten pre-production prototype machines and it is anticipated that each machine can be sold for approximately $9,000. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine
    and product development costs.   From the corporation's date of inception,
    October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully marketing the vending machine and resolving existing litigation (Note 4). Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) fund the tooling of the machine; (ii) begin manufacturing the machines and (iii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan, it is reasonably confident that it will enable the Company to continue its business and grow modestly.

3.  Issuance of Common Stock:

    An aggregate of 163,750 shares were issued and added to the Company's total outstanding shares during the six months ended July 31, 1997.
    120,000 shares were issued in payment for legal services and commissions; 43,750 shares were issued for settlement of litigation. Subsequent to the close of this reporting period, in August 1997, the 20,000 shares previously issued for legal services were cancelled and returned to treasury.

    The total shares issued during the six months ended July 31, 1996 were 898,155 shares; 823,155 shares were sold in private placements by the Company and 75,000 shares were issued in payment for legal services.

    On May 29, 1997 the Company issued 1,142,857 shares of common stock to be held in escrow, pursuant to the terms of the convertible note financing. These shares of common stock are not deemed to be outstanding as of July 31, 1997. (See note 5)

    Subsequent to July 31, 1997 the Company has issued additional shares and common stock purchase warrants to various parties as payment for services rendered. The Company intends to continue this practice in future periods.

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                     (Unaudited)



4.  Litigation:

    In October 1994, the Company was named as a defendant in an arbitration proceeding initiated by California Food & Vending, Inc. (CFV). An award was rendered against the Company in the aggregate amount of $529,000. This amount was recorded in the financial statements as of October 31, 1994. Payment (pursuant to a settlement agreement which supersedes the award) began in February 1995 and was satisfied in full in May 1996.

    In addition, the settlement agreement provides for: (i) payment to CFV of a royalty per machine sold consisting of $350 per machine for the first 500 machines sold and 35% of the gross profit for machines sold thereafter, up to a limit of $500 per machine; (ii) payment of a royalty consisting of $.25 for each pound of potato product sold; (iii) issuance of an option to CFV for the purchase of 100,000 shares of the Company's common stock at an exercise price of $2.00 per share through February 1, 1999; and (iv) CFV shall receive an aggregate of $2,000,000 payable from 50% of all domestic and international gross distribution fees until paid in full and thereafter 25% of all international distribution fees. The royalties, fees and profits payable in the future to CFV could become material, but there is no way to assign a dollar figure to this payable since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

    In connection with the foregoing, an award was entered in favor of cross-claimant, which requires, among other things, that the Company issue 1,000,000 shares of unrestricted common stock to the cross-claimant. These 1,000,000 shares of common stock were accounted for in the financial statements at market value at the time of the award (October 25, 1994).
    The shares were not issued by the Company until June, 1996. On March 4, 1997, the Company agreed to pay the cross-claimant $70,000 and issue 43,750 shares of common stock. The Company has issued the 43,750 shares and has satisfied the $70,000 payment to the cross-claimant. However, the Company was late on making the final $10,000 payment to the cross-claimant; the cross-claimant refused to accept the final payment and requested that the court award him approximately $50,000 in alleged damages (including the final $10,000 payment and attorneys fees). The Company opposed, arguing that the cross-claimant was only entitled to interest on the $10,000 for the 23-day late period. The court agreed and awarded interest of $113.
    The cross-claimant may appeal the ruling.

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                     (Unaudited)



4.  Litigation (continued):

On May 23, 1995, a former agent of the Company instituted a lawsuit against the Company and its former president, Gary Artz for breach of contract, quantum meruit, breach of verbal contract and requested damages in excess of $15,000 for unpaid commissions. The Company and Mr. Artz responded to the lawsuit on September 29, 1995 denying the allegations. No date for trial has been set and the Company believes that the lawsuit is without merit and intends to vigorously defend this matter.

5.  Convertible notes payable:

On June 3, 1997, the Company received $1,000,000 in exchange for convertible notes bearing interest at 7% per annum and are due May 14, 2000. The note holders have an option to convert the notes into common stock of the Company commencing July 19, 1997. In September 1997, the note holders converted an aggregate of $161,436 of principal into 300,000 shares of common stock. As of September 18, 1997, the aggregate outstanding principal balance of the convertible notes is $838,564. On May 29, 1997 the Company issued 1,142,857 shares of common stock to be held in escrow, pursuant to the terms of the convertible note financing. These shares of common stock are not deemed to be outstanding as of July 31, 1997.

ITEM 2.  PLAN OF OPERATION

         GENERAL

         The Company is a development-stage company. The Company has not yet begun the process of manufacturing its sole product, a vending machine which will cook and dispense french fries (the "Machine"). The Company has completed the design of the Machine and has tested the Machine both internally and on various beta locations since December of 1995; however, it has yet to enter into commercial production of the Machine.

         In April and May of 1996 and June of 1997, the Company completed private placements of its securities which provided the Company with funds to continue its limited operations. To date, the Company's operations have been limited to: (i) designing and testing the machine; (ii) initial marketing efforts for the Company's machines; and (iii) initiating the pre-production tooling and fabrication of the component parts required to manufacture the machines.

         In June 1997, the Company hired Christopher Plunkett to serve as Executive Vice President. Terms of his employment contract have not been finalized.

          LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and private securities transactions to raise working capital to fund operations. At July 31, 1997 the Company had approximately $138,014 in cash.

          On June 4, 1997, the Company completed a $1,000,000 convertible note financing. The sale was completed pursuant to Regulation S under the Securities Act of 1933. These notes are convertible into the Company's common stock, bear interest at the rate of 7% per annum and have a maturity date of May 14, 2000. The financing came from three European institutional investors and the proceeds were used as follows: (i) to fund a portion of the pre-production tooling process; (ii) to satisfy existing obligations; and
(iii) for working capital needs. The note holders also received 250,000 warrants to purchase common stock. The warrants are exercisable from July 15, 1997 until November 27, 1997 at a price of $1.21 per share. In addition, as a commission on the transaction, the Company paid $60,000 and issued 100,000 shares of common stock. The Company also issued 82,644 additional common stock purchase warrants as a portion of the placement agent's fees payable in connection with the funding; these warrants are identical to the warrants issued to the note holders, except that they are exercisable until June 3, 2002.

          On June 10, 1997, the Company paid an additional $100,000 to Premier Design, the Firm that funded the development of the machine.

          The Company is currently attempting to secure additional funds to allow it to complete its plan of operation. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to commence commercial production or expand marketing over the next 12 months. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

ITEM 3. FORWARD-LOOKING STATEMENTS

        When used in this report and in future filings by the Company with the Commission, in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including the Company's liquidity constraints, potential increases in manufacturing costs and delays, pending litigation, availability of raw materials, competition, demand for the Machine and other proprietary products, and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The
Company wishes to advise readers that actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     PRIZE FRIES LITIGATION - SETTLED
     --------------------------------
     On August 28, 1996, the Company and Edward C. Kelly, its President, Chief Executive Officer and Chairman of the Board, were added as defendants to a Second Amended Complaint in litigation pending in the Riverside County Branch of the Superior Court of the State of California, between Prize Frize, Inc., William Bartfield and Larry Wirth, Plaintiffs,and Tasty Fries, Inc., Premier Design, Ltd.; H&R Industries; and Edward C. Kelly as defendants. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the french fry vending machine concept and/or business. The causes of action alleged against the Company and Mr. Kelly include misappropriation of trade secrets, unfair competition, conversion and conspiracy. The Second Amended Complaint seeks damages against the Company and Mr. Kelly in an unspecified amount for compensatory and punitive damages, according to proof at trial. The Company has filed a Motion to Quash for lack of personal jurisdiction over Edward Kelly.
This action against the Company and Kelly was dismissed on June 2, 1997; however the plaintiffs may appeal the ruling.

     GARY ARTZ LITIGATION --SETTLED IN PART
     --------------------------------------
     On September 25, 1996, a lawsuit was instituted by Mr. Artz against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida for breach of a promissory note and reimbursement of certain alleged expenses incurred by Mr. Artz as former Chairman of the Board of the the Company, Mr. Artz was paid the balance of the funds due in connection with the note in June 1997. A Satisfaction of Judgement was filed on June 17, 1997 on this matter. The Company remains in negotiations with Mr. Artz regarding the final resolution of the matter of alleged expenses due Mr. Artz.

ITEM 2.     CHANGES IN SECURITIES

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     See Part II, Item 1. Above

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A Form 8-K was filed on June 3, 1997, relating to the sale of securities pursuant to Regulation S.

                                  SIGNATURES



In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                TASTY FRIES, INC

Date: September 19, 1997                        /S/EDWARD C. KELLY
                                                ------------------
                                                Edward C. Kelly, President
                                                and Principal Financial
                                                Officer