Form 10QSB
period 1997-10-31
TASTY FRIES INC
filed 1997-12-15
CIK 791885

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-QSB


                    [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended October 31, 1997           Commission File No. 33-4460-NY

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

                                 YES X          NO
                                    ---        ---



     As of October 31, 1997: 7,804,880 shares of common stock were outstanding.

                                  TASTY FRIES, INC.

                            (A DEVELOPMENT STAGE COMPANY)

                                 FINANCIAL STATEMENTS

            FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

                                     (Unaudited)

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS

                                        ASSETS

                                                  October 31,    January 31,
                                                      1997           1997
                                                  -----------     ----------
                                                  (Unaudited)

Current Assets:
   Cash                                           $    3,365     $    1,519
   Vending machines                                   70,000         70,000
   Loan receivable, officer                           57,631        100,000
   Interest receivable                                                9,027
                                                  ----------     ----------
      Total current assets                           130,996        180,546
                                                  ----------     ----------
Property and equipment, net                           39,534         23,276
                                                  ----------     ----------
Other assets:
  Deposits                                             6,000
                                                  ----------     ----------

                                                  $  176,530     $  203,822
                                                  ----------     ----------
                                                  ----------     ----------


                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Note payable                                                  $   60,000
   Note payable, officer/director                                    50,000
   Accounts payable and accrued expenses           $ 829,855        882,077
                                                  ----------     ----------
      Total current liabilities                      829,855        992,077
                                                  ----------     ----------
Long-term liabilities:
   Convertible notes payable                         602,321
                                                  ----------     ----------
Unearned revenue                                     376,000        376,000
                                                  ----------     ----------
Stockholders' Deficiency:
  Common stock, $.001 par value; authorized
  25,000,000 shares; issued and outstanding
  7,804,880 shares at October 31, 1997 and
  4,700,025 at January 31, 1997                        7,805          4,700
  Additional paid-in capital                       8,570,100      6,097,275
  Deficit accumulated in development stage       (10,209,551)    (7,266,230)
                                                  ----------     ----------
                                                  (1,631,646)    (1,164,255)
                                                  ----------     ----------
                                                  $  176,530     $  203,822
                                                  ----------     ----------
                                                  ----------     ----------


                          See notes to financial statements

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                     (Unaudited)



                                                            Three Months Ended            Nine Months Ended
                                                                 October 31,                 October 31,
                                                          1996              1997        1996              1997
                                                          ----             ----        ----              ----


Revenues                                                $     -0-       $    -0-     $      -0-      $      -0-
                                                       ----------       ---------      ---------       ---------
Costs and expenses:

Research, machine
 and product development                                    7,384          25,556        586,528          88,420
Selling, general and administrative                       364,068         225,049      1,020,925       1,175,343
Non-recurring compensation charge                                       1,031,250                      1,031,250
                                                       ----------       ---------      ---------       ---------
                                                          371,452       1,281,855      1,607,453       2,295,013

Net loss before interest                                 (371,452)     (1,281,855)    (1,607,453)     (2,295,013)
                                                       ----------       ---------      ---------       ---------
Other income (expense):
   Interest income                                                          1,897                          9,677
   Interest expense                                         1,910        (326,937)         6,404        (339,603)
   Litigation settlements                                                (205,960)                      (318,382)
                                                       ----------       ---------      ---------       ---------
                                                           (1,910)       (531,000)        (6,404)       (648,308)
                                                       ----------       ---------      ---------       ---------

Net loss                                                $(373,362)    $(1,812,855)   $(1,613,857)    $(2,943,321)
                                                       ----------       ---------      ---------       ---------
                                                       ----------       ---------      ---------       ---------
Net loss per share of common stock                          $(.08)          $(.32)         $(.39)          $(.55)
                                                       ----------       ---------      ---------       ---------
                                                       ----------       ---------      ---------       ---------

Weighted average shares outstanding                     4,698,180       5,754,397      4,153,424       5,335,883
                                                       ----------       ---------      ---------       ---------
                                                       ----------       ---------      ---------       ---------






                          See notes to financial statements



                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                      FOR THE NINE MONTHS ENDED OCTOBER 31, 1997
                                     (Unaudited)







                                                                              TOTAL
                                                                          STOCKHOLDERS'
                                      COMMON     PAID-IN     RETAINED        EQUITY
                                      STOCK       CAPITAL    EARNINGS     (DEFICIENCY)
                                   ---------  -----------  -----------    ------------

Balance, February 1, 1997           $  4,700   $6,097,275  $(7,266,230)   $(1,164,255)

Issuance of 1,500,000 shares
 for non-recurring compensation        1,500    1,029,750                   1,031,250

Issuance of 158,333 shares
 for restricted stock                    158       99,842                     100,000

Issuance of 100,000 shares
 for services                            100      143,900                     144,000

Issuance of 137,000 shares
 for litigation settlement               137      183,246                     183,383

Issuance of 700,000 shares
 for convertible notes                   700      396,979                     397,679

Issuance of 389,388 shares
 for repayment of notes payable          390      473,694                     474,084

Issuance of 120,000 shares for
 repayment of notes payable
 officer/director                        120      145,414                     145,534

Net loss for nine months                                    (2,943,321)    (2,943,321)
                                   ---------  -----------  -----------   ------------

Balance, October 31, 1997           $  7,805   $8,570,100 $(10,209,551)   $(1,631,646)
                                   ---------  -----------  -----------   ------------
                                   ---------  -----------  -----------   ------------

                          See notes to financial statements

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
            FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                     (Unaudited)


                                                              Three Months Ended               Nine Months Ended
                                                                   October 31,                    October 31,
                                                               1996           1997              1996           1997
                                                          -----------   ------------       -------------  ------------
Cash flows from operating activities:
Net loss                                                  $  (373,362)  $(1,812,855)        $ (1,613,857) $ (2,943,321)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation                                                    1,809         2,950                5,427         6,569
Issuance of common stock for services                                     1,006,250               75,000     1,175,250
Issuance of common stock for
  litigation settlements                                                    125,960                            183,383
Accrued interest
  on notes & convertible notes payable                                      306,791                            306,791

Changes in assets and liabilities:
  Other assets                                                                6,391                              3,027
  Unearned revenue                                                                                20,000
  Accounts payable and accrued expenses                        99,902       109,684              120,404       (52,222)
                                                          -----------   -----------        -------------  ------------
  Net cash used by operating activities                      (271,651)     (254,829)          (1,393,026)   (1,320,523)
                                                          -----------   -----------        -------------  ------------
Net cash flows used by investing activities:
  Purchase of property and equipment                              -0-         -0-                  -0-         (12,000)
                                                          -----------   -----------        -------------  ------------

Cash flows from financing activities:
  Issuance of common stock                                                  100,000            1,415,500       100,000
  Loan receivable, officer                                                   20,180                             42,369
  Proceeds from convertible notes payable                                                                    1,000,000
  Proceeds (repayment) of note payable                                                                         162,000
  Note payable shareholder/officer                                                                              30,000
                                                          -----------   -----------        -------------  ------------
Net cash provided by financing activities                                   120,180            1,415,500     1,334,369
                                                          -----------   -----------        -------------  ------------
Net increase (decrease) in cash                              (271,651)     (134,649)              22,474         1,846
Cash, beginning balance                                       299,398       138,014                5,273         1,519
                                                          -----------   -----------        -------------  ------------
Cash, ending balance                                      $    27,747   $     3,365         $     27,747  $      3,365
                                                          -----------   -----------        -------------  ------------
                                                          -----------   -----------        -------------  ------------

Supplemental disclosure of cash flow
information:
  Cash paid for interest                                  $        20   $      -0-          $      1,363  $     10,500
                                                          -----------   -----------        -------------  ------------
                                                          -----------   -----------        -------------  ------------
Supplemental disclosures of non-cash
 financing activities:
  Issuance of stock for services                          $    -0-      $ 1,006,250         $     75,000  $  1,175,250
                                                          -----------   -----------        -------------  ------------
                                                          -----------   -----------        -------------  ------------
  Issuance of stock for litigation settlement             $    -0-      $   125,960         $       -0-   $    183,383
                                                          -----------   -----------        -------------  ------------
                                                          -----------   -----------        -------------  ------------
  Accrued interest on notes                               $   306,791                       $    306,791
                                                          -----------   -----------        -------------  ------------
                                                          -----------   -----------        -------------  ------------



                          See notes to financial statements

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                     (Unaudited)


1.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

2.   Description of Business and Significant Accounting Policies:

     The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine which will cook and dispense french fries. The Company has incurred research and development costs from inception to October 31, 1997 totaling $1,427,315. The Company has entered into a manufacturing agreement with an unaffiliated company which manufactures and assembles a variety of high technology equipment. The Company has received ten pre-production prototype machines and it is anticipated that each machine can be sold for approximately $9,000. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations from the sale of its french fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines, and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan, it is reasonably confident that it will enable the Company to continue its business and grow modestly.

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                     (Unaudited)

3.   Issuance of Common Stock:

     An aggregate of 3,104,855 shares were issued during the nine months ended October 31, 1997, including: 1,500,000 shares issued to Edward Kelly as a one-time, non-recurring compensation event; 1,142,857 shares issued into escrow, pursuant to the June 1997 convertible note financing; 509,388 shares issued for repayment of notes payable (including notes payable to officers/directors); 158,333 shares issued in private placements of restricted common stock; 100,000 shares were issued as payment for commissions; 137,000 shares issued for settlement of litigation. 442,857 of the aggregate 1,142,857 shares issued into escrow pursuant to the June 1997 financing remain in escrow and are not deemed to be outstanding (see
     Note 5).

     The total shares issued during the nine months ended October 31, 1996 were 898,155 shares; 823,155 shares were sold in private placements by the Company and 75,000 shares were issued in payment for legal services.

     Subsequent to October 31, 1997, the Company has issued additional shares and common stock purchase warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice in future periods.


4.   Litigation:

     In February 1995, the Company reached a settlement agreement with California Food & Vending, Inc. (CFV) which supersedes an arbitration award from October 1994 granted in CFV's favor that resulted from an agreement between the two parties. In addition to a one-time cash payment, the settlement agreement provides for: (i) payment to CFV of a royalty per machine sold consisting of $350 per machine for the first 500 machines sold and 35% of the gross profit for machines sold thereafter, up to a limit of $500 per machine; (ii) payment to CFV of a royalty consisting of $.25 for each pound of potato product sold; (iii) issuance of an option to CFV for the purchase of 100,000 shares of the Company's common stock at an exercise price of $2.00 per share through February 1, 1999; and (iv) CFV shall receive an aggregate of $2,000,000 payable from 50% of all domestic and international gross distribution fees until paid in full and thereafter 25% of all international distribution fees. The royalties, fees and profits payable in the future to CFV could become material, but there is no way to assign a dollar figure to this payable since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

                                  TASTY FRIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                     (Unaudited)

4.   Litigation (continued):

     On May 23, 1995, a former agent of the Company instituted a lawsuit against the Company and its former president, Gary Arzt, for breach of contract, quantum meruit, breach of verbal contract and requested damages in excess of $15,000 for unpaid commissions. In October 1997, the lawsuit was settled. The Company made a cash payment of $5,000 and issued 30,000 shares of restricted common stock as the settlement.

5.   Convertible Notes Payable:

     In June 1997, the Company received $1,000,000 in exchange for notes convertible into the Company's common stock. Pursuant to the terms of the financing, the Company issued 1,142,857 shares of common stock to be held in escrow, pending the potential conversion of notes. In September 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 shares of common stock. As of October 31, 1997, the aggregate outstanding principal balance of the convertible notes is $602,321. The remaining 442,857 shares of common stock in escrow are not deemed to be outstanding as of October 31, 1997.

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

In June, September and November of 1997, the Company completed private placements of its securities which provided the Company with funds to continue its limited operations. To date, the Company's operations have been limited to:
(i) designing and testing the machine; (ii) initial marketing efforts for the Company's machines; and (iii) initiating the pre-production tooling and fabrication of the component parts required to manufacture the machines.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and private securities transactions to raise working capital to fund operations. At October 31, 1997 the Company had approximately $3,365 in cash.

In September 1997, the Company received $100,000 in connection with a private sale of its restricted common stock.

The Company is currently attempting to secure additional funds to allow it to complete its plan of operation. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations, to commence commercial production or expand marketing over the next 12 months. If the Company is unable to obtain the requisite funds, it could be forced to curtail or cease its activities.


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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

PRIZE FRIES LITIGATION - SETTLED
On August 28, 1996, the Company and Edward C. Kelly, its President, C.E.O. and Chairman, were added as defendants to an amended complaint between Prize Frize, Inc., William Bartfield and Larry Wirth, Plaintiffs, and Tasty Fries, Inc; Premier Design, Ltd.; H&R Industries; and Edward C. Kelly as defendants. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly and the matter is concluded.

GARY ARZT LITIGATION- SETTLED
On September 30, 1996, a lawsuit was instituted by Mr. Arzt against the Company in Dade County, Florida for breach of a promissory note and reimbursement of certain alleged expenses incurred by Mr. Arzt as former Chairman of the Board of the Company. Mr. Arzt was paid the balance of the funds due in connection with the note in June 1997. A Satisfaction of Judgement was filed on June 17, 1997 on this matter. This action was settled in November 1997.


ITEM 2.     CHANGES IN SECURITIES

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.     OTHER INFORMATION

         See Part II, Item 1. Above.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K dated November 5, 1997 is hereby incorporated by reference.

                                     SIGNATURES



In accordance with the requirements of the exchange act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             TASTY FRIES, INC.


Date: December 15, 1997                      /s/ Edward C. Kelly
                                             ---------------------------
                                             Edward C. Kelly, President
                                             and Principal Financial
                                             Officer