Form 10KSB
period 1998-01-31
TASTY FRIES INC
filed 1998-05-15
CIK 791885

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 1998.

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ____________

                         Commission File No. 33-4460-NY
                         ------------------------------

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

                                 Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

          State issuer's revenues for its most recent fiscal year: None
The aggregate market value of the common voting stock held by non-affiliates as of April 30, 1998: Not Determinable.

    Shares outstanding of the registrant's common stock as of April 30, 1998:
                               11,524,263 shares.

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

      The Company also amended its Articles of Incorporation to include a provision that officers and directors of the Company are not liable for damages as a result of a breach of fiduciary duty except in certain specified instances under Nevada law. In September 1993, the Company amended its Articles of Incorporation changing its name to Tasty Fries, Inc.

      On December 16, 1996, a majority of the issued and outstanding voting securities of the Company, by written consent, approved a 1 for 20 reverse stock split of the Company's common stock and authorized an amendment to the Company's Articles of Incorporation to change its authorized common shares to 25,000,000 shares of common stock and its par value to $.001 per share. The Amendment was filed with the Nevada Secretary of State on December 18, 1996 and the reverse stock split was effective on December 23, 1996.

(B) BUSINESS OF THE COMPANY

      GENERAL

      The Company has developed a patented french fries vending machine (the "Machine"). The Company intends to manufacture and market the machine in both domestic and international markets through a combination of exclusive, territorial distributorships and traditional sales to established companies in the vending industry. The Company may also own and operate machines itself. The Machines are expected to be located in high-traffic locations that have historically been successful for vending operators, such as universities, airports, bus and train stations, high schools, military bases, industrial locations and recreational venues.

      The Company has also developed a related proprietary potato product for the production of french fries in the Machine (the "Potato Product"). Although the Company has developed its own potato product, the Company presently intends to purchase a comparable potato product for use in the machine from a third party. This strategic determination is driven by the high costs associated with establishing a production line to produce its own, proprietary Potato Product. At such time as the economics of the business and the success of the machine warrant the capital investment of a production line, the Company may manufacture its own, proprietary Potato Product or license the product to a contract manufacturer.

      The Company's basic business strategy is to market the machines and the ancillary products that are required to prepare each serving of french fries. These ancillary products include the potato product, vegetable cooking oil and serving cups (with salt and ketchup packets attached). The Company's long-term profitability and success will be driven primarily by the revenue and accompanying profit to the Company associated with each and every vended portion sold from its installed base of Machines.

      The Company had previously received a federally registered trademark for its former name and logo,"Adelaide". The Company has subsequently federally registered its name and logo, "Tasty Fries", as a federal trademark on the Supplemental Register and has been marketing the Machine and its products under that name.

DESIGN AND MANUFACTURING

      In 1992, persons then associated with the Company filed a U.S. patent application with respect to a device for the vending of fresh french fried potatoes (the original machine) which was assigned to the Company on October 9, 1992. In January 1993, the Company entered into a manufacturing agreement with Premier Design, Ltd. ("Premier") for the production of its vending machine (the "Premier Agreement"). The Premier Agreement provided that Premier would refine and manufacture the original machine. The Agreement called for the Company and Premier to share the development costs of the project; such costs were to include design, engineering and initial manufacturing costs projected over the initial quantity of production machines. The Agreement also provided for Premier to manufacture any additional or similar machines for the Company. The Premier Agreement could not be terminated by either party so long as Premier provided the Machines as required by the Company. Pursuant to the terms of the Premier Agreement, the first initial production of machines was to be delivered by June 15, 1993.

      As one element of the process undertaken by Premier, an engineering review of the machine was to be performed. Mr. Harry Schmidt, president of Premier, retained the services of

Mr. Edward C. Kelly to perform said evaluation. In February 1993, Kelly submitted the findings of his evaluation. Mr. Kelly's study found the device failing to perform as anticipated and his review identified significant and numerous mechanical and design problems. Mr. Kelly and Premier's recommendation to prior management was that the existing machine should be abandoned completely. Then-current management of the Company decided to abandon the original device. The Company then retained Premier Design to design and develop a machine based on new and different technology. Kelly and Premier began the process of designing a new machine in March 1993.

      Premier is a private company owned by Mr. Schmidt. Mr. Schmidt was subsequently appointed to the Company's Board of Directors in May 1993, but did not stand for re-election to the Board in September 1995. At the time of the original Premier Agreement, neither Mr. Schmidt nor Mr. Kelly had any affiliation with the Company. Edward C. Kelly joined the Company as Executive Vice President in January 1994 and was subsequently appointed to the Company's Board of Directors in February 1994. In June of 1994, he was named President of the Company.

      In December 1994, having completed much of the design and development of the new Machine, Premier and the Company amended the original manufacturing contract (the "Premier Amendment"). The Premier Amendment described the terms under which Premier would: (i) manufacture the first 10 beta models of the new machine and (ii) begin manufacture of the production units.

      In July 1996, a U.S. patent was issued in Mr. Kelly's name for the Machine. Mr. Kelly assigned the patent rights for the Machine to Premier based upon the terms of the Premier Amendment and the express understanding between Premier, the Company and Mr. Kelly (individually) that: (i) upon issuance, the patent would be assigned 100% to Premier as consideration for the significant funds expended by Premier in the development of the machine; (ii) Premier would immediately assign the Company a 50% interest in the patent upon payment to Premier by the Company of one-half of the total development costs.

      The Company's 50% share of the development costs were later determined to be $650,000 (not including the $350,000 paid by the Company for the 10 prototype machines). The current balance due Premier is $350,000, after $100,000 payments in each of July 1996, July 1997 and January 1998. Premier will also receive $250 per Machine manufactured by a third party. Management and the Board of Directors agreed to these terms with Premier based upon the potentially prohibitive costs to the Company resulting from protracted litigation (monetary and otherwise) and the agreement of Premier to waive any rights it may have to manufacture the machine.

      In the Spring of 1996, the Company and Premier agreed that Premier would be unable to manufacture the Machines under the terms of the Premier Amendment. On June 17, 1996, the Company announced its intention to award the manufacturing contract for the Machine to S&H

Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party, and subsequently entered into manufacturing agreement with S&H for such purpose. S&H is a contract- manufacturer which specializes in the assembly and testing of electro-mechanical assemblies and equipment. The Company's central procurement station is expected to be located within the manufacturing site with initial manufacturing procedures to be supervised by Company personnel to insure strict compliance with NAMA (as defined herein) and U.S. Food & Drug Administration
(FDA) regulations. The Company itself will undertake the production of the first 25 Machines. This limited quantity will be manufactured under the Company's supervision.

      The Company completed the final stages of beta testing of its Machines in the last quarter of the fiscal year ended January 31, 1996 and completed certain modifications to and enhancements of the Machine based upon such tests.

PRE-PRODUCTION TOOLING

      The pre-production tooling stage for the machine is a critical element of the process of getting the machine into commercial production. Consider that the Tasty Fries device is comprised of approximately 3,100 individual parts. A portion of these parts are basic, "off-the- shelf" manufacturing components such as hardware, lighting and electrical components. However, approximately 75% of the components are customized parts that require a subcontract supplier to manufacture specifically for Tasty Fries. Because of the costs associated with manufacturing these custom-designed parts, the most critical components have been designed to be tooled, molded or cast by the various suppliers. While very costly and time-consuming in the front-end of a project, the tooling of various component parts will: (i) ensure the consistency and quality of the machine's critical parts and (ii) greatly reduce the unit costs of both the individual parts and the overall machine, as production volume increases. As with the Company's overall business plan, the tooling process itself has been delayed over the past 12-18 months due to the lack of capital available to complete the process.

THE MACHINE

      The Machine is designed to produce quality, freshly-made french fries utilizing a unique method that automatically converts a dehydrated potato product into rehydrated potato mix, delivers this mix into a proprietary forming and cooking cycle, and finally into complete, high-quality, freshly-made french fries. The potato product can be stored at room temperature, has a shelf-life of between 12 and 24 months (depending on storage conditions), requires no refrigeration or freezing, and occupies less storage space than frozen fries, thereby offering greater storage capacity than competing technologies which use frozen french fries. The french fries are delivered to the consumer in a 4-ounce serving of 32 french fries. From the time currency is deposited, the total vend time for an order of fries from the final production model Machine is estimated to be approximately one and one-half minutes (although the pre-production model's full cycle time is approximately 120 seconds). The utilization of a state-of-the-art combination of computer driven mechanics makes this possible. Attached to the bottom of the vended cup are individually prepackaged portions of ketchup and salt.

      The design of the Machine involves the use of a vegetable oil enabling the process to deliver a cholesterol-free product. Each vend contains french fries which are crisp and golden brown. The quality of the product is consistently uniform in each vend. The Machine has the capacity to produce 500 vends before any refill of potato product or other ingredient is required. The Machine is computer-controlled and communicates with the consumer from the time the money is deposited into it until the time the vended cup of fresh french fries is delivered. The Machine can accept dollar bills, coins or any combination thereof, depending on the vend charge, which can be changed at anytime by simply reprogramming the currency mechanism.

      The Machine requires a 220-volt electrical connection and is equipped with modern computer technology using microprocessors and sensors. If the machine operator desires, the Machine can communicate with a central data base, via modem, to make available immediate information on product levels, service issues or currency levels. The machine's cash management program enables it to monitor the cash position at any time and the amount of vends, which allows for spontaneous and immediate cash reporting to the vending operator.

      The Machines have been designed to be repaired on-site without the necessity of being returned to the manufacturer. It is anticipated that on-going maintenance will be limited, and the majority of an operator's labor expenditures will involve the replenishment of products into the Machines. At such time oil and water will be replaced and additional cups (with condiment packages attached) will be restocked. Water will also be changed at such time unless the Machine is directly attached to a plumbing supply, which is not necessary for the Machine's operation. The frequency with which the Machine must be restocked depends completely upon the number of vends dispensed daily.

THE POTATO PRODUCT

      The Company's proprietary Potato Product for use in the Machine was developed in 1995 by a third party contractor. Management estimates that the cost to establish a manufacturing line to produce the Potato Product is significant. Due to the considerable costs involved and the current availability of another potato product that is comparable with the Company's Potato Product for use in the Machine, the Company does not currently intend to establish a manufacturing line for the production of its own product. SEE "AVAILABILITY OF RAW MATERIALS".

MARKETING

      The Company has historically marketed the Machines and the products exclusively through territorial distributorships. The Company currently intends to market its products in both domestic and international markets through a combination of exclusive, territorial distributorships and traditional sales to established companies in the vending industry. The Company may also own and operate machines itself.

      The existing distributorship agreements vary from territory to territory, but essentially require an up-front payment and minimum annual payments usually over the life of the contract. Most distributors must also pay a specified sum per Machine purchased as a credit toward the minimum annual payments. Most distributorship agreements require a minimum number of Machines to be purchased per year.

      The Company has, to date, sold or granted an aggregate of 15 territorial distributorships. In the course of normal business, some of these distributorships have been reacquired by the Company and others have been terminated due to default on behalf of the distributor. There are currently 9 distributorships which have not been terminated or reacquired. The distributor's obligations to make further payments, after tendering the initial deposit required upon execution of the distributorship agreement, are conditioned on the Company's ability to ship its Machines and related products. Management believes that once commercial production of Machines is commenced and distributors notified and required to place orders for Machines, some of such distributors may be financially unable to do so or may simply elect not to purchase Machines and effectuate their respective agreement. SEE "SUBSEQUENT EVENTS."

CALIFORNIA FOOD & VENDING, INC.

      In May 1991, the Company (via its predecessor, Adelaide Holdings, Inc.) entered into a joint venture agreeement with California Food & Vending, Inc. ("CFV"), another vending and food service company with a high interest in the research and development of a french fry vending machine. The two companies decided to create an alliance in which one entity would design and build a machine, while the other company marketed the unit. The original joint venture agreement called for CFV to develop and manufacture a french fry vending machine which the Company would then market on a global basis. In March 1992, the two parties subsequently amended the original agreement and effectively switched roles in the transaction, so that the Company would design, develop and manufacture a french fry machine, which CFV would then have primary responsibility for marketing.

      In March 1993, California Food & Vending initiated a legal action against the Company, for lack of performance under their agreements. In February 1995, the Company reached a settlement agreement with CFV which supersedes an arbitration award from October 1994 granted in CFV's favor. The settlement agreement provides for: (i) payment to CFV of a royalty per machine sold consisting of $350 per machine for the first 500 machines sold and 35% of the gross profit for machines sold thereafter, up to a limit of $500 per machine; (ii) payment to CFV of a royalty consisting of $.25 for each pound of potato product sold; (iii) issuance of an option to CFV for the purchase of 100,000 post-split shares of the Company's common stock at an exercise price of $2.00 per share (on a post-split basis) through February 1, 1999; (iv) CFV shall receive an aggregate of $2,000,000 payable from 50% of all domestic and international gross distribution fees received by the Company until paid in full, and thereafter 25% of all international distribution fees received by the Company; and (v) the granting to CFV of the distribution rights for the Machine for the state of California (the documentation and specific terms of the distribution agreement have not been determined). The royalties, fees, and profits payable in the future to CFV could become material, but there is no way to assign a dollar figure to this payable since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

LEASE FINANCING

      In September 1996, the Company entered into a vendor agreement (the "Vendor Agreement") with Forrest Financial Corp., a leasing company, to provide lease financing to distributors and others who may wish to lease Machines rather than purchase them outright. The Vendor Agreement provides that up to $15 million will be made available to qualified lessees for this purpose. The Leasing Company has since qualified approximately 1,400 vending companies which it believes have the financial capability and experience to lease Machines from the Leasing Company and place them in geographically desirable locations. The Company believes that lease financing will be an important element of its strategic plan, as leasing is a very prevalent financing structure used in the vending industry.

COMPETITION

      The Company faces competition from other suppliers of french fries, including fast food outlets. The Company is aware of other companies which have test marketed french fry vending machines or are in the process of developing such machines. Certain of the companies may be currently viewed as competitors or which may become competitors in the future, have more capital and greater resources than the Company. Currently, the Company is aware of at least three competitors in the french fry vending machine business: Ore-Ida, TEGE and Vendotech.

      Ore-Ida, a U.S.-based major manufacturer and distributor of frozen potato products, has developed a machine that uses frozen, pre-cut french fries which are heated by a hot-air system. Ore-Ida has spent many years and considerable capital in the development of their machine. They have been marketing their machine domestically and abroad for a number of years. The Vendotech machine also uses pre-cut frozen fries, which it cooks in hot oil. Vendotech has a marketing alliance with McCain's, a large Canadian potato producer. Because both the Ore-Ida machine and the Vendotech machine are based on a premise of using frozen, pre-cut fries, the Company believes that they are not truly comparable technologies. In contrast the Company's Machine cooks french fries which are not, and have never been frozen; rather, its french fries are made fresh for every serving from dehydrated potatoes which are mixed with water and cooked only when a vend is actually purchased.

      TEGE, a Swiss company, uses a dehydrated potato powder, which is used to form french fries, which are then cooked in oil. TEGE has recently announced that they have begun limited commercial production and have placed a number of beta units on location in the United Kingdom. TEGE's current marketing strategy is focused on four primary European markets.

      Management believes, although no assurances are given, that due to current consumer demand for french fried potatoes, that there may be additional competition in the future in the area of french fry vending.

AVAILABILITY OF RAW MATERIALS

      The raw materials or inputs used by the machine in the production of each serving of fries are: potato product, cooking oil, water and serving cups (with ketchup and salt packets attached to the bottom). Management believes that the oil, condiments and serving cups used in the dispensing of french fries are readily available from its current suppliers. In the event that one or more of these materials were to be unavailable from a current supplier, the Company is confident that comparable substitute products would be available from other suppliers. The Company presently purchases its potato product from a single source. The Company currently has no contract (exclusive or otherwise) or licensing rights to purchase the potato product from this supplier. The loss of the availability of the potato product from the current supplier may have an adverse effect on the Company's business. The Company is in the process of attempting to identify alternative sources for its potato product. At such time in the future as may be warranted by the success of the Company's business, the Company may elect to enter into the production of its own proprietary potato product or enter into contract manufacturing for same. SEE "POTATO PRODUCT."

PATENTS AND PROPRIETARY RIGHTS

      The Machine's inventor, Edward C. Kelly, President and Chief Executive Officer of the Company, was issued a patent by the U.S. Patent and Trademark office in July 1996. In addition, the Company is seeking, but has not yet received, patent protection in Canada, Japan, Israel, Brazil and the European Patent office (which currently represents 17 European countries).

      Management intends to seek patent, trademark and related legal protection in the future where it deems the same to be beneficial. However, such legal protections and precautions do not prevent third party development of competitive products or technologies. There can be no assurance that the legal precautions and other measures taken by the Company will be adequate to prevent misappropriation of the Company's proprietary technology. Notwithstanding the foregoing, the Company does not intend to be solely dependent upon patent protection for any competitive advantage. The Company expects to rely on its technological expertise and the early entry into the marketplace of its Products to further enhance its position as a leader in the field and protect its technologies.

GOVERNMENTAL APPROVALS AND REGULATIONS

      The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine's design complies with National Sanitation Foundation ("NSF") guidelines as well as Underwriter's Laboratory ("UL") standards. The Machine must receive UL and NSF approvals prior to sale and installation. The Company has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. In this regard, management has begun the process of obtaining UL certification. The Company is also seeking certification from the National Automatic Merchandising Association ("NAMA"). Management has been advised that all certifications and approvals should be applied for upon commercial production and would not issue until such time. Management believes, although no assurance is given, that the required approvals from UL, NAMA and the various regulatory agencies are obtainable and is not currently aware of anything that will delay the necessary approvals.

      Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture and operation of the machine.

RESEARCH AND DEVELOPMENT COSTS

      For the fiscal years ended January 31, 1998 and 1997, the Company incurred $533,458 and $589,571, respectively, in costs and expenses relating to the research and development of its machine. These figures include the costs associated with the first 10 beta units purchased from Premier Design in fiscal 1996.

PERSONNEL

      As of April 30, 1998 the Company had a total of seven full-time employees. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense. If hired, such additional employees may include a director of marketing, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months.

ITEM 2. PROPERTIES.

      The Company owns no significant properties. Since June 1994 it has leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. In April 1996, the Company leased approximately 900 square feet located at 320 Elm Avenue, North Wales, Pennsylvania on a month to month basis for technical support purposes and storage. The North Wales lease may be terminated any time after January 1, 1997 on 60 days prior notice by the lessor and 30 days prior notice by the Company. The Company's combined current lease commitments total approximately $4,700 per month until May 31, 1998. At the present time, management believes that this office space is sufficient; however, the Company may require additional space during the next 12 months.

ITEM 3. LEGAL PROCEEDINGS.

Balan Litigation - Settled

      On June 24, 1994 a lawsuit was instituted against the Company in Dade County, Florida by Samuel Balan, the brother of a former chairman of the Company's predecessor entity (Adelaide Holdings). The suit alleged breach of contract and sought 1,100,000 pre-split shares of common stock and $300,000 for past due wages. This action was heard as part of the arbitration between the Company and California Food & Vending. In October 1994, an award was entered in favor of Samuel Balan in the U.S. District Court in California. This matter was formally settled by the parties on March 4, 1997 and a satisfaction of judgment was entered. Pursuant thereto, the Company has: (i) issued 43,750 post-split shares of common stock and (ii) paid $70,000 in cash.

Prize Fries Litigation - Dismissed, on Appeal

      On August 28, 1996, the Company, Edward C. Kelly and Premier Design, Ltd., were added as defendants to a civil lawsuit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the french fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The plaintiffs are appealing the dismissal.

Former Agent Litigation - Settled

      On May 23, 1995, in the Ninth Judicial Circuit in Orange County, Florida, a former agent of the Company instituted a lawsuit against the Company and its former president, Gary Arzt, for breach of contract, quantum meruit, breach of verbal contract, and requested damages in excess of $15,000 for unpaid commissions. In October 1997, the lawsuit was settled. The Company made a cash payment of $5,000 and issued 30,000 post-split shares of restricted common stock as the settlement.

Gary Arzt Litigation- Settled

      On September 25, 1996, a lawsuit was instituted by Mr. Gary Arzt against the Company in the 11th Judicial Circuit Court in Dade County, Florida for breach of a promissory note and reimbursement of certain alleged expenses incurred by Mr. Arzt as former Chairman of the Board of the Company. In June 1997, Mr. Arzt was paid the balance of the funds due on the promissory note ($60,500) and a Satisfaction of Judgment relating to the promissory note matter was filed on June 17, 1997. In October 1997, the Company made a payment of $10,000 to settle the matter regarding Mr. Arzt's expenses.

Investor Litigation - Settled

      On October 24, 1997, three individual investors who participated in a private financing with the Company in May 1996 brought an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania alleging breach of contract, failure to rescind, violations of state securities law and fraud. The plaintiffs were seeking the return of their invested funds. This action was settled in November 1997 with the payment of $75,000 in exchange for return and cancellation of 37,500 post-split shares of the Company's stock.

Acumen Litigation - Pending

      In September 1995, the Company entered into an agreement with Acumen Services, Ltd. an off-shore Abaco, Bahamas company ("Acumen"), to purchase an aggregate of 21,500,000 pre-split shares of common stock of the Company for a purchase price of no less than $.10 per share payable pursuant to the terms of a Promissory Note from Acumen. In late 1995, 6,900,000 pre-split shares of the Company's stock being held by the Company's former counsel subject to payment of the note were transferred to Acumen's trustee, E. Toothe, for which the company was to receive payment in full. The Company did receive payment for 3,000,000 of the 6,900,000 pre-split shares transfered to Toothe; however, despite several, demands for payment, the Company never received the full balance of funds due from the parties involved relating to the transfer of shares. Accordingly, on June 26, 1996, the Company instituted a lawsuit against the trustee in Dade County, Florida. The balance of the shares issued to Acumen (16,500,000 pre-split shares) were canceled and returned to the Company's treasury in late May 1996. The matter is still pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

      The common stock of the Company is quoted on the OTC Bulletin Board, under the symbol "TFRY". The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter during the last two years and subsequent interim periods as reported by the National Quotation Bureau.

      The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

      FISCAL 1996 (1)             HIGH BID             LOW BID
      ---------------             --------             -------
      First Quarter                $1.80               $ .80
      Second Quarter                8.20                3.50
      Third Quarter                 5.30                3.40
      Fourth Quarter                3.60                 .15

      FISCAL 1997
      First Quarter                $2.09               $1.00
      Second Quarter                1.94                1.00
      Third Quarter                 1.69                 .69
      Fourth Quarter                1.38                 .47

      FISCAL 1998
      February 1 through April 30  $ .95               $ .51

(1) Prices listed for periods prior to December 23, 1996 have been adjusted to give effect to the 1 for 20 reverse stock split effective on that date.

(B)   HOLDERS.

      The approximate number of record holders of the Company's common stock as of April 30, 1998 is 1,125.

(C) DIVIDENDS.

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      PLAN OF OPERATION

      The Company's basic business model is to market the Machines and the ancillary products that are required to prepare each serving of french fries. These ancillary products include the potato product, vegetable cooking oil and serving cups (with salt and ketchup packets attached). The Company's long-term profitability and success will be driven by a significant degree by the revenue and accompanying profit to the Company associated with each and every vended portion sold from its installed base of Machines.

      With that business model in mind, the Company's current plan of operation is to manufacture an initial quantity of 25 Machines. Management currently estimates that a portion of these initial Machines will be sold to third parties (existing distributors and others) and a number of them will be owned and operated by the Company. The Company intends to place its Machines in locations within the greater Philadelphia area, or as close to the Company's offices as possible. After the initial production Machines are functioning in the market for some time, the Company anticipates a second production schedule of 50 Machines.

      Management believes that, once in full production, the business cycle of the Company will allow it to operate in a cash positive fashion. That is, the Company will require a significant advance payment from its customers with receipt of each order; therefore providing a good portion of the capital necessary to fund the procurement of essential component parts for machine production. If management is incorrect in this assumption, the Company's capital needs for manufacturing may be greater than currently anticipated. In this event, the Company will be required to raise additional funds. There can be no assurances given that any funding, including that which may be required to be advanced, will be available or if available, on terms satisfactory to the Company.

      Based upon the Company's internal projections, the Company should receive sufficient cash flow to support the modest expansion of operations over the next 12 months. Although management cannot assure the ultimate success of its plan, it is reasonably confident that it will enable the Company to continue its business and grow modestly.

Liquidity and Capital Resources

      Since its inception, the Company has had no revenues from operations and has relied almost exclusively on stockholder loans, limited distribution deposits and sales of securities to raise working capital to fund operations. At January 31, 1998 the Company had approximately $380,136 in cash. Until the investments of $1,000,000 in June 1997 and $1,600,000 in November 1997, as described below, funding had been substantially inadequate to allow the Company to continue its plan of operation. Accordingly, the Company secured additional funds through the sale of restricted common stock to the extent and on the best terms possible in light of its adverse financial position. As previously discussed, the Company has suffered from a continuous lack of working capital to fund the necessary tooling and related pre-production needs to begin commercial production of Machines. Despite the investments received in 1997, the Company continues to seek additional funding to allow it to complete the initial production of machines, enter into full-scale commercial production and continue its plan of operation. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to commence commercial production or expand marketing over the next 12 months. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

      In March 1997, the Company received $282,000 in proceeds from loans made to the Company by nine individual shareholders. Included in these nine individuals were two directors of the Company (one of whom is also an officer). Pursuant to the terms of this transaction, the principal due, plus interest, was repaid to these individuals in the form of restricted stock; the shares were issued in December 1997. The total number of post-split restricted shares issued were 482,044. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      Also in March 1997, the Company received $25,000 in proceeds from the sale of restricted stock to U.S. persons. The Company issued 25,000 post-split shares of restricted stock in September 1997 in return for the funds.

      In June 1997, the Company received $1,000,000 from three non-"U.S. Persons", as defined in Regulation S, in exchange for notes convertible into the Company's common stock. The financing was completed pursuant to Section 903
(c)(2) of Regulation S under the Securities Act of 1933. Pursuant to the terms of the financing, the Company issued 1,142,857 post-split shares of common stock to be held in escrow, pending the potential conversion of notes. The notes bear interest at 7% annually and have a maturity date of May 14, 2000. In connection with the financing, the Company also issued 250,000 common stock purchase warrants. In September 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 post-split shares of common stock. In November 1997, the Company issued an additional 380,000 post-split shares of common stock to be held in escrow for potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes was $602,321. The remaining 822,857 post-split shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 444,000 post-split shares common stock were issued into escrow, pending conversion of the notes; these additional shares are not deemed to be outstanding as of April 30, 1998. For further information, the Company's Form 8-K dated June 3, 1997 is incorporated by reference herein. SEE "SUBSEQUENT EVENTS" AND ITEM 13 (B).

      In November 1997, in a separate transaction, the Company received $1,600,000 from six non-"U.S. persons", as defined in Regulation S, in exchange for notes convertible into the Company's common stock. The financing was completed pursuant to Section 903 (c)(2) of Regulation S under the Securities Act of 1933. Pursuant to the terms of the financing, the Company issued 2,400,000 post-split shares of common stock to be held in escrow, pending the potential conversion of notes. The notes bear interest at 6% annually and have a maturity date of November 5, 2000. In connection with the financing, the Company also issued 720,000 common stock purchase warrants. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $1,600,000. The 2,400,000 post-split shares of common stock in escrow are not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 960,000 post-split shares common stock were issued into escrow, pending conversion of the notes; these additional shares are not deemed to be outstanding as of April 30, 1998. For further information, the Company's Form 8-K dated November 5, 1997 is incorporated by reference herein. SEE "SUBSEQUENT EVENTS" AND ITEM 13 (B).

      In October 1997, the Company received $100,000 in proceeds from the sale of restricted stock to a U.S. person. The Company issued 133,333 post-split shares of stock as consideration for the investment.

      In January 1998, the Company and a private investment corporation, a former investor in the Company from April 1996, terminated the stock purchase agreement that had been the basis for the original investment in 1996, due to lack of performance on the investor's part. SEE "CONSULTANTS & ADVISORS."

      In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and the shares were issued into escrow, pending funding. Funding of the full investment is anticipated to be complete by May 31, 1998. SEE "SUBSEQUENT

EVENTS."

      Although management currently estimates that the April 1998 financing will allow it to proceed with its current plan of operation, the Company will need to raise additional capital to enter into full scale production. If the Company is unable to obtain the desired funding from any source, it is highly unlikely that it will be able to generate a sufficient amount of cash to support its operations during the 12 months following the date hereof, unless it is able to obtain the necessary funds from the sale of debt and/or equity during such period. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof.

      Subsequent to January 31, 1998, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

Results of Operations, Fiscal Years ending January 31, 1997 & 1998

      The Company had no revenues for the fiscal years ended January 31, 1997 and 1998. From fiscal 1996 to 1997, travel and entertainment expense increased approximately 168% from approximately $55,000 in 1996 to approximately $147,372 in 1997 primarily due to a significant increase in business related travel. Consulting expenses increased from approximately $66,000 in fiscal 1996 to $1,159,964 in fiscal 1997. The increase in consulting expenses was primarily due to the Company's increased dependence on consultants to provide financial, business and marketing expertise. Payroll and payroll tax increased approximately 87% from approximately $342,000 in fiscal 1996 to approximately $640,267 in fiscal 1997. The increased payroll and payroll tax expenses resulted primarily from the hiring of additional personnel in 1997. The Company incurred a one-time, non-cash compensation charge of $1,031,250 for the year ended January 31, 1998. Management believes, although it cannot be assured, that it has made significant inroads in stabilizing its operating and overhead costs and should be able to move forward with its business plan as discussed herein.

Consultants & Advisors

      The Company has in the past, and will in the future, retain consultants with significant experience in areas that present management is not highly experienced, such as marketing, advertising and financing.

      In April 1996, the Company engaged L. Eric Whetstone to provide business consulting services. As compensation for these services, Mr. Whetstone received a one-time grant of 250,000 post-split shares of restricted stock and an annual grant of 37,500 post-split shares of restricted stock for the five-year period of the consulting agreement. In January 1998, the

Company accelerated the payment of the annual compensation to Mr. Whetstone called for over the term of the five-year contract and issued him 175,000 post-split shares of restricted stock. Also in January 1998, Mr. Whetstone was issued a warrant to purchase 1,000,000 shares of post-split common stock. The warrants have an exercise price of $1.90 and an expiration date of January 5, 2001. The warrants were issued as part of the termination of the stock purchase agreement from April 1996. SEE "SUBSEQUENT EVENTS."

      In September 1997, the Company engaged an individual to provide business and financial consulting services. As compensation for these services, this consultant received 250,000 post-split shares of restricted stock and warrants to purchase 750,000 post-split shares of stock. The contract also included the potential for an additional tranche of 250,000 warrants, subject to certain performance criteria. In April 1998, the Company terminated this consulting agreement due to non-performance, cancelling both the restricted stock and common stock purchase warrants included in same. SEE "SUBSEQUENT EVENTS."

ITEM 7. FINANCIAL STATEMENTS.

      Audited, consolidated balance sheets as of January 31, 1998 and 1997, and related statement of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1998 are included after Item 12. herein.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)   IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

      The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                          POSITIONS
      NAME                    AGE         WITH Company
      ----                    ---         ------------

      Edward C. Kelly         61          President, Chief Executive Officer,
                                          Treasurer and Chairman of the Board*

      Leonard J. Klarich      63          Vice President, Secretary and
                                          Director*

      Jurgen A. Wolf          63          Director*

      Ian D. Lambert          52          Director

      Kurt R. Ziemer          42          Director

      Christopher A. Plunkett 31          Executive Vice President

* Member of the Executive Committee of the Board of Directors. Mr. Klarich was also appointed Secretary by the Board of Directors on June 3, 1996.

      EDWARD C. KELLY - Mr. Kelly has been President of the Company since June 10, 1994, and a director since April 1994. He was appointed a member of the Executive Committee on September 18, 1995, and Chairman of the Board of Directors after the removal of Mr. Arzt in June 1996. From January 1994 until June 10, 1994 he was Executive Vice President of the Company. Mr. Kelly has been involved in the engineering and design of the machine since 1993 and was awarded a U.S. patent in July 1996. In addition the patent on the machine, Mr. Kelly has received ten other U.S. patents. Mr. Kelly was President and a Director of Mega Manufacturing Co., Inc., a private manufacturing company from 1980 to 1994. Mega Manufacturing filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on November 19, 1993. Mr. Kelly is a member of the American Association of Professional Engineers and the American Federation of Engineers.

      LEONARD J. KLARICH - Since September 1995, Mr. Klarich has been a director of the Company and also was a consultant to management from March through May 1996. Mr. Klarich was retained as Executive Vice President of the Company in June 1996 to assist in the day to day operations of the Company, with specific emphasis on distribution networks, distributors and marketing. In June 1997, his title was changed to Vice President. He was also appointed

Secretary in June 1996. Mr. Klarich was Chairman of the Board of K & D, a high-tech graphic design company located in Woodland Hills, California until early 1996. From 1976 to 1989 he owned and operated Avecor, Inc., a plastics manufacturing company with revenue in excess of $40 million upon his sale of the company. Prior thereto, he spent a number of years as a chief operating officer of companies in need of turnaround due to financial concerns.

      JURGEN A. WOLF - Mr. Wolf has been a director of the Company and a member of the Executive Committee of the Board of Directors since September 18, 1995. Since 1983, he has been President of J.A. Wolf Projects Ltd., a private Vancouver company engaged in commercial and industrial contracting. From August 1992 to March 1993, Mr. Wolf was a director of Yukon Spirit Mines Ltd. (currently known as Gainey Resources Ltd.). Mr. Wolf is also a director of four Canadian public companies, which include: Consolidated Gulfside Industries, Ltd., Shoreham Resources, Ltd., U.S. Oil Inc. and Key Capital Group, Inc.

      IAN D. LAMBERT - Mr. Lambert was appointed as a director of the Company in July 1995 and was re-elected to the Board in September 1995. He is the President of International Tasty Fries, Inc., a major stockholder in the Company and, until November 1996, was President of Yukon Spirit Mines Ltd. (now doing business as Gainey Resources Ltd.). International Tasty Fries and Yukon are affiliated entities. International Tasty Fries has a distributorship agreement with the Company for a number of European countries; Yukon's distribution agreement was reacquired by the Company in April 1998. Mr. Lambert has been involved with the financing and management of numerous resource and industrial based public companies, both in Canada and the U.S., since the early 1980's, and currently is a director of of five publicly-traded companies of which only the Company is a reporting company. Prior to that time, he was an Information Systems executive with MacMillan Bloedel Ltd. and also the Manager, Systems Consulting for the Vancouver office of Deloitte Haskins & Sells. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" AND "SUBSEQUENT EVENTS."

      KURT R. ZIEMER - Mr. Ziemer was appointed to the Board of Directors on October 4, 1996 as the board designee of Whetstone Ventures Corporation, Inc. pursuant to the April 30, 1996 Stock Purchase Agreement with the Company. Since 1989 he has owned and operated Ziemer Buick-Pontiac-GMC Truck, Inc. located in New Holland, Pennsylvania. From 1977 until 1989, he served in several capacities for the auto dealership.

      CHRISTOPHER A. PLUNKETT - Mr. Plunkett was appointed Executive Vice President in June of 1997. Prior to joining the Company, Mr. Plunkett was a vice president of investment banking at Americorp Securities, Inc. From 1993 to 1995, he held a number of positions with Toys R Us, Inc.

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

(C)   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

      None.

(D)   FAMILY RELATIONSHIPS.

      None.

ITEM 10. EXECUTIVE COMPENSATION

(A)   GENERAL

(B)   SUMMARY COMPENSATION TABLE

                        ANNUAL COMPENSATION (1)        ONE-TIME COMPENSATION
                        -----------------------        ---------------------

                   FISCAL
NAME &              YEAR
PRINCIPAL           ENDED
POSITION          JANUARY 31,     SALARY     BONUS      RESTRICTED STOCK (2)

Edward C. Kelly      1998        $289,000     $0          $1,031,250 (4)
President, CEO       1997        $240,000     $0
& Chairman (3)       1996        $160,000     $0          $  320,000 (5)

Christopher A.       1998        $ 93,750     $0
Plunkett, EVP (6)

Leonard J. Klarich   1998        $ 60,000     $0
Secretary, Director  1997        $ 40,000     $0
& Vice President (7) 1996

(1) There were no long-term incentive payments made in the year-ended January 31, 1998.

(2) Value of restricted stock grants are determined by using the closing bid price of the Company's common stock on the date of issuance.

(3) Mr. Kelly has served as President and Treasurer of the Company since June 10, 1994, a director since April 1994, Chairman of the Board since June 3, 1996, and was Executive Vice President from January 1994 to June 10, 1994. This table does not include: (i) accrued director compensation of approximately $833 per month since September 1995; (ii) a restricted stock award of 9,206 post-split shares granted to Mr. Kelly as a component of his compensation for the fiscal year ended January 31, 1996; and (iii) options granted to each of board member on October 1, 1996 by the Board of Directors for 50,000 post-split shares of restricted common stock exercisable for three years at $4.00 per share.

(4) Represents the value assigned to a restricted stock grant of 1,500,000 post-split shares made to Mr. Kelly on September 11, 1997, pursuant to the terms of the Stock Purchase Agreement from April 1996.

(5) Represents the value assigned to a restricted stock grant of 100,000 post-split shares issued to Mr. Kelly on September 28, 1995, pursuant to the terms of Mr. Kelly's amended employment agreement effective as of May 1, 1995. SEE "EMPLOYMENT CONTRACTS."

(6) Mr. Plunkett joined the Company in June 1997. The terms of his employment agreement provide for: (i) an annual salary of $150,000; (ii) an annual bonus, to be determined mutually by the Company and Plunkett; (iii) the granting of 2,000,000 options to purchase post-split shares of common stock. SEE "EMPLOYMENT CONTRACTS."

(7) This table does not include: (i) accrued director compensation of approximately $833 per month since September 1995; and (ii) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15,[illegible], automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (iii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan: and (iv) an option to purchase 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable for $4.00 per share until October 1, 1999.

(C)   OPTIONS/S.A.R. GRANTS TABLE

      OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 1998

                                        Percent of Total
                 Number of Securities   Options Granted
                 Underlying Options     to Employe in    Exercise    Expiration
Name             Granted                Fiscal Year      Price       Date
----             --------------------   ---------------  --------    ----------

Christopher A.
Plunkett         2,00,000 (1)           100%             $1.38       4/29/03

(1) Pursuant to the terms of his employment agreement, Mr. Plunkett was issued stock options to purchase an aggregate of 2,000,000 shares of common stock. The first 1,000,000 tranche vests in 12 equal installments over the first year of his employment, beginning June 16, 1997. The second 1,000,000 tranche vests in semi-annual installments over the 2-year term of the agreement. The vesting schedule associated with the second tranche of options has a peformance- based acceleration component. To date, approximately 1,166,666 options have vested. SEE "EMPLOYMENT CONTRACTS" AND EXHIBIT 13.1.

(D)   AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE
      TABLE.

      None.

(E)   LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

      None.

(F)   COMPENSATION OF DIRECTORS.

      The Directors were not entitled to compensation prior to September 18, 1995. At the Board of Directors meeting held on September 18, 1995, the Board voted to approve payment of annual directors' fees of $10,000 per director plus reasonable expenses commencing as of such date. Payments for the fiscal years ending January 31, 1998 and 1997 have been accrued on a pro rata basis each year and will be paid when the Company is financially able to do so.

(G) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

      On October 1, 1994 the Company entered into an employment agreement with Edward C. Kelly, its then President and Treasurer. The employment agreement was for a three-year term commencing retroactively to October 1, 1993 and was automatically renewable for additional one year terms after expiration on September 30, 1996. The employment agreement was subsequently amended, effective as of May 1, 1995 to provide the following changes: (i) salary of $20,000 (replacing $10,000 per month no longer being paid by H&R Industries, Inc.) per month payable $10,000 in cash with $10,000 accruing until the Company is financially able to pay such amount or Mr. Kelly elects to convert all or any part of such amount into restricted common stock based on a conversion ratio of $.20 per pre-split share; (ii) an employment term until April 30, 2001; (iii) an annual bonus or bonuses, if any, in an amount to be determined by the Board of Directors in its sole discretion; (iv) 2,000,000 pre-split shares of common stock registered on a Form S-8 registration statement as additional compensation for all services provided by Mr. Kelly to the Company from June 4, 1994 to April 30, 1995. All other terms and conditions of the October 1, 1994 employment agreement remain in full force and effect. The employment agreement, as amended, is automatically renewable for additional one (1) year terms without any further action by the Company or Mr. Kelly. The employment agreement, as amended, may be terminated by the Company for certain enumerated causes or upon written notice of the Company to Mr. Kelly 60 days prior to the end of any term or renewal thereof.

      On June 16, 1997, the Company executed an employment agreement with Mr. Plunkett, who joined the Company to serve as Executive Vice President. The terms of his employment agreement provide for: (i) an annual salary of $150,000; (ii) an annual bonus, to be determined mutually by the Company and Plunkett; (iii) the granting of 2,000,000 options to purchase post-split shares of Common Stock. The options, which have an exercise price of $1.38 per share, are in two tranches: the first 1,000,000 options vest in equal installments over the initial 12 months of the agreement's two-year term; the second 1,000,000 options vest in equal, semi-annual installments over the employment agreement's term. The vesting schedule for the second tranche of options also has an acceleration component that is tied to the Company's share price. All of the options have a five-year term. SEE EXHIBIT 13.1

(H)   REPORT ON REPRICING OF OPTIONS/SARS

      None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

      The following table sets forth, as of April 30, 1998, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

Name & Address of                 Amount & Nature of            Percent
Beneficial Owner (1)             Beneficial Ownership          of Class
--------------------             --------------------          --------

Edward C. Kelly                         1,517,457                13.2%
650 Sentry Parkway, Ste. One
Blue Bell, PA 19422  (2)

Lancaster Investment Corporation          600,000                 5.2%
11 Waterfront Estates
Estates Drive
Lancaster, PA 17602 (3,4)

L. Eric Whetstone                         539,000                 4.7%
11 Waterfront Estates
Estates Drive
Lancaster, PA 17602  (4,5)

Whetstone Ventures Corporation, Inc.      277,000                 2.4%
11 Waterfront Estates
Estates Drive
Lancaster, PA 17602  (4)

----------
(1) Table does not include two shareholders, Austost Anstalt Schaan and Balmore Funds, S.A., who each hold 1,050,000 shares of common stock because these shares are held in escrow as of April 30, 1998, pursuant to the terms of the November 1997 financing. These shares are not deemed to be outstanding while in escrow. SEE "LIQUIDITY AND CAPITAL RESOURCES."

(2) Does not include an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable until October 1, 1999 at $4.00 per share.

(3) Does not include 2,400,000 additional shares issued to Lancaster Investments pursuant to the terms of the April 1998 financing. These additional shares are being held in escrow pending the complete funding of the transaction and will be released from escrow on a pro-rata basis as the financing is completed. As of May 12, 1998, $300,000 of the total $1,500,000 financing has been received and 600,000 of the total 3,000,000 shares have been released. SEE "LIQUIDITY AND CAPITAL RESOURCES" AND "SUBSEQUENT EVENTS."

(4) Lancaster Investment Corporation and Whetstone Ventures Corp. are both affiliates of L. Eric Whetstone. In aggregate, the 1,416,000 shares currently owned by these three parties represent 12.3% of the outstanding shares of the Company. Upon completion of the April 1998 financing, these three parties will own 3,816,000 total shares, representing 27.4% of the then-outstanding shares. SEE "CHANGES IN CONTROL" AND "SUBSEQUENT EVENTS."

(5) Includes 150,000 post-split shares of common stock issued in connection with the April 1998 financing from Lancaster Investment Corp.

(B)   SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of April 30, 1998, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

Name & Address of               Amount & Nature of           Percent
Beneficial Owner               Beneficial Ownership         of Class
----------------               --------------------         --------
Edward C. Kelly                      1,517,457                13.2%
650 Sentry Parkway, Ste. One
Blue Bell, PA 19422 (1)

Leonard J. Klarich                      45,000                  *
839 Claybrook Court
Knoxville, TN 37923 (2)

Jurgen A. Wolf                         107,361                  *
1285 West Pender Street
Vancouver, B.C. Canada (3)

Ian D. Lambert                         436,952                 3.8%
c/o International Tasty Fries, Inc.
595 Howe Street, Ste. 602
Vancouver, B.C. V6C 2T5 (4)

Kurt R. Ziemer                          73,750                  *
599 Valley View Drive
New Holland, PA 17557 (5)

Christopher A. Plunkett                      0                 N/A
650 Sentry Parkway, Ste. One
Blue Bell, PA 19422

All Officers and Directors            2,180,520               18.9%
as a group (6 persons)

*     less than 1%

(1) Does not include an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable until October 1, 1999 at $4.00 per share.

(2) Does not include: (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iii) an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable for $4.00 per share until October 1, 1999.

(3) Does not include: (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; (iii) an option to purchase 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable at $4.00 per share until October 1, 1999.

(4) The 436,952 post-split shares were issued to International Tasty Fries, Inc. in 1995 as consideration for a financing. Mr. Lambert is the President of International Tasty Fries and is a major shareholder of that company. Does not include: (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iii) an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable at $4.00 per share until October 1, 1999. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(5) Does not include 680 post-split shares underlying an option exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the

      1995 Stock Option Plan. Mr. Ziemer's option has been prorated to reflect the date he was appointed to the Board of Directors on October 4, 1996.

(C)   CHANGES IN CONTROL.

      In connection with the Subscription Agreement dated April 13, 1998 between the Company and Lancaster Investment Corp., the Company granted Whetstone Ventures, Inc. the right to name one of the five directors to the Board of Directors of Tasty Fries, Inc. Together with a previous right of appointment (from the April 1996 stock purchase agreement), Whetstone Ventures, Inc. may appoint two members to the Board of Directors of Tasty Fries, Inc.

      Except as described in this Report, there are no arrangements, known to the Company, including any pledge by any person of securities of the Company or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Mr. Ian Lambert, a director of the Company since July 1995, is the President and a major shareholder of International Tasty Fries, Inc., a major stockholder in the Company and, until November 1996, was President of Yukon Spirit Mines Ltd. (now doing business as Gainey Resources Ltd.). International Tasty Fries and Yukon are affiliated entities. International Tasty Fries has a distributorship agreement with the Company for a number of European countries; Yukon's distribution agreement was reacquired by the Company in April 1998. Because of the potentially conflicting interests that Mr. Lambert may face, given his role as President of one of the Company's distributors and a director of the Company, Mr. Lambert may find it necessary to recuse himself from certain strategic discussions in the normal course of business.

      In May 1995, the Company loaned an officer/director $50,000 at 10% interest per annum. This loan is being repaid in accordance with a payment plan over the current fiscal year. The balance due the Company at January 31, 1998 and 1997 was $24,747 and $50,000, respectively.

      In August 1996, the Company loaned a different officer/director $50,000 at 10% interest per annum. This loan is being repaid in accordance with a payment plan over the current fiscal year. The balance due the Company at January 31, 1998 and 1997 was $5,630 and $50,000, respectively. As of February 28, 1998, the loan has been repaid in full.

      In April 1996, the Company, Edward C. Kelly (individually) and Whetstone Ventures Corporation, Inc. entered into a stock purchase agreement. Pursuant to the terms thereof, Mr. Kelly was issued 1,500,000 post-split shares of common stock on September 11, 1997. The Company has incurred a one-time compensation charge of $1,031,250 on its income statement as a result of the issuance.

      In March 1997, the Company received $282,000 in proceeds from loans made to the Company by nine individual shareholders. Len Klarich and Jurgen Wolf participated in this transaction. Mr. Klarich lent the Company $30,000 and received 45,000 shares of restricted stock in December 1997 as payment of principal and interest. Mr. Wolf lent the Company $50,000 and received 75,000 shares of restricted stock in December 1997 as payment of principal and interest. See "LIQUIDITY AND CAPITAL RESOURCES"

      In the normal course of its business, the Company occasionally has legal services performed by one of Mr. Kelly's sons. The Company believes that the compensation paid for and services received in connection with such services are comparable to those it could expect to receive from other attorneys.

SUBSEQUENT EVENTS

      In January 1998, during the normal course of business, the Company reached an agreement to re-acquire one of its territorial distributorships from Yukon Spirits Mines, Ltd (now doing business as Gainey Resources Ltd.). The agreement was subject to approval by Yukon's shareholders and the Vancouver Stock Exchange. Yukon's distribution agreement included 23 U.S. states and seven Eurpean countries. As consideration, the Company issued 250,000 post-split shares of restricted stock and 100,000 warrants to purchase common stock. The warrants have an exercise price of $.66 per share and expire on December 30, 2000. The transaction closed in April 1998.

      In September 1997, the Company engaged an individual to provide business and financial consulting services. As compensation for these services, this consultant received 250,000 post-split shares of restricted stock and was to receive warrants to purchase 750,000 post-split shares of stock. The contract also included the potential for an additional tranche of 250,000 warrants, subject to certain performance criteria. In April 1998, the Company terminated the consulting agreement due to non-performance, cancelling both the restricted stock and common stock purchase warrants included in same.

      In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to Lancaster Investment Corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. In connection with the transaction, the Company also issued 150,000 post-split shares of restricted stock to L. Eric Whetstone as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction. To date, $300,000 has been received by the Company and 600,000 shares have been released to the investor. Funding of the full investment is anticipated to be complete by May 31,

1998. The terms of this financing call for the Company to file a registration statement with the Securities and Exchange Commission within 30 days of signing, which was April 13, 1998. The Company intends to register all of the restricted common shares and warrant shares issued and/or granted under this transaction in a registration statement as soon as is practicable. SEE "CHANGES IN CONTROL."

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997

       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Tasty Fries, Inc.

We have audited the accompanying balance sheets of Tasty Fries, Inc. (a development stage company) (formerly Adelaide Holdings, Inc.) as of January 31, 1998 and 1997, and the related statements of operations, stockholder's equity (deficiency), and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasty Fries, Inc. as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and from October 18, 1985 (inception) to January 31, 1998, in conformity with generally accepted accounting principles.

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

Schiffman Hughes Brown
Blue Bell, Pennsylvania
March 31, 1998

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 BALANCE SHEETS AS OF JANUARY 31, 1998 AND 1997

                                     ASSETS
                                                            1998            1997
                                                            ----            ----
Current assets:
  Cash                                                $    380,136    $      1,519
  Vending machines (Note 3)                                 70,000          70,000
  Loans receivable, officers (Note 4)                       30,377         100,000
  Interest receivable                                                        9,027
                                                      ------------    ------------
      Total current assets                                 480,513         180,546
                                                      ------------    ------------
Property and equipment, net of accumulated
 depreciation of $33,595 in 1998 and $24,073 in 1997        36,581          23,276
                                                      ------------    ------------
Other assets:
  Loan costs, net of accumulated amortization
   of $28,074 at January 31, 1998                          208,782
                                                      ------------
                                                      $    725,876    $    203,822
                                                      ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Note payable (Note 5)                                               $     60,000
  Note payable, officer/director (Note 6)                                   50,000
  Accounts payable and accrued expenses               $    633,042         882,077
                                                      ------------    ------------
      Total current liabilities                            633,042         992,077
                                                      ------------    ------------
Convertible notes payable (Note 7)                       2,202,321
                                                      ------------
Unearned revenue (Notes 8)                                 376,000         376,000
                                                      ------------    ------------
Commitments and contingencies (Note 9)

Stockholders' equity (deficiency): (Note 10)
  Common stock, $.001 par value; authorized
   25,000,000 shares; issued and outstanding
   8,638,630 shares at January 31, 1998 and
   4,700,025 shares at January 31, 1997                      8,638           4,700
  Additional paid-in capital                             9,570,693       6,097,275
  Deficit accumulated in development stage             (12,064,818)     (7,266,230)
                                                      ------------    ------------
                                                        (2,485,487)     (1,164,255)
                                                      ------------    ------------
                                                      $    725,876    $    203,822
                                                      ============    ============

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1998

                                           Cumulative
                                              Since
                                            Inception          1998           1997
                                           -----------         ----           ----
Revenues                                  $        -0-    $        -0-    $        -0-
                                          ------------    ------------    ------------
Costs and expenses:
  Research, machine
   and product development                   1,874,515         533,458         589,571
  Selling, general and administrative        7,451,578       2,670,980       1,583,875
  Non-recurring compensation charge          1,031,250       1,031,250
                                          ------------    ------------    ------------

                                            10,357,343       4,235,688       2,173,446
                                          ------------    ------------    ------------

Net loss before other income (expense)     (10,357,343)     (4,235,688)     (2,173,446)

Other income (expense):
  Interest income                               19,920          10,892           9,028
  Forfeited distributor deposits                15,000
  Interest expense                            (522,645)       (459,104)         (7,842)
  Litigation settlements (Note 11)          (1,219,750)       (114,688)
                                          ------------    ------------    ------------
                                            (1,707,475)       (562,900)          1,186
                                          ------------    ------------    ------------

Net loss                                  $(12,064,818)   $ (4,798,588)   $ (2,172,260)
                                          ============    ============    ============

Net loss per share of common stock        $      (1.97)   $       (.78)   ($       .52)
                                          ============    ============    ============

Weighted average shares outstanding                          6,128,198       4,200,642
                                                          ============    ============

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               FOR THE PERIOD JANUARY 31, 1995 TO JANUARY 31, 1998

                                                                                    Paid                           Total
                                                                    Common           in          Retained        Stockholder
                                                                    Stock         Capital        Earnings          Equity
                                                                    -----         -------        --------          ------
Balance, January 31, 1995                                     $    322,270    $  2,075,490    $ (3,709,482)   $ (1,311,722)

Issued 36,415,000 pre-split shares                                 364,150       3,000,350                       3,364,500

Issued 6,733,502 pre-split shares for services                      67,335         381,880                         449,215

Issued 625,000 pre-split shares for loan conversion                  6,250          43,750                          50,000

Issued 1,000,000 pre-split shares for repurchase
 of distributorship                                                 10,000          90,000                         100,000

Reverse stock split                                               (766,155)        766,155

Net loss for the year ended January 31, 1996                                                    (1,384,488)     (1,384,488)
                                                              ------------    ------------    ------------    ------------

Balance, January 31, 1996                                            3,850       6,357,625      (5,093,970)      1,267,505

Redemption of 730,000 pre-split shares issued to
 Acumen Services, Ltd. in September 1995                              (730)     (2,091,270)                     (2,092,000)

Issued 1,455,000 pre-split shares                                    1,455       1,506,045                       1,507,500

Issued 125,000 pre-split shares for services                           125         324,875                         325,000

Net loss for the year ended January 31, 1997                                                    (2,172,260)     (2,172,260)
                                                              ------------    ------------    ------------    ------------

Balance, January 31, 1997                                            4,700       6,097,275      (7,266,230)     (1,164,255)

Issuance of 1,500,000 post-split shares for
 non-recurring compensation                                          1,500       1,029,750                       1,031,250

Issuance of 167,083 post-split shares of restricted stock              167          53,583                          53,750

Issuance of 955,000 post-split shares for services                     955       1,239,045                       1,240,000

Issuance of 43,750 post-split shares for litigation settlement          44          54,644                          54,688

Issuance of 700,000 post-split shares for convertible notes            700         396,979                         397,679

Issuance of 452,772 post-split shares for repayment
 of notes payable                                                      452         523,587                         524,039

Issuance of 120,000 post-split shares for repayment
 of notes payable officer/director                                     120         175,830                         175,950

Net loss for year ended January 31, 1998                                                        (4,798,588)     (4,798,588)
                                                              ------------    ------------    ------------    ------------

Balance, January 31, 1998                                     $      8,638    $  9,570,693    $(12,064,818)   $ (2,485,487)
                                                              ============    ============    ============    ============

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1998

                                                                    Cumulative
                                                                       Since
                                                                     Inception          1998            1997
                                                                     ---------          ----            ----
Cash flows from operating activities:
   Net loss                                                        $(12,064,818)   $ (4,798,588)   $ (2,172,260)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                       61,669          37,596           7,239
     Common stock issued for services                                 3,256,136       2,299,411         325,000
     Common stock issued for litigation settlement                      524,689          54,689
     Accrued interest on notes and convertible notes payable            398,577         398,577
   Changes in assets and liabilities:
     Other assets                                                       (70,000)          9,027          (9,027)
     Accounts payable and accrued expenses                              633,043        (249,035)        332,794
     Unearned revenue                                                   376,000                          20,000
                                                                   ------------    ------------    ------------
Net cash used by operating activities                                (6,884,704)     (2,248,333)     (1,496,254)
                                                                   ------------    ------------    ------------
Net cash flows used in investing activities:
   Purchase of property and equipment                                   (70,177)        (22,827)
   Loan costs                                                          (236,856)       (236,856)
                                                                   ------------    ------------
Net cash used by investing activities                                  (307,033)       (259,683)
                                                                   ------------    ------------
Cash flows from financing activities:
   Proceeds from convertible notes payable                            2,600,000       2,600,000
   Issuance of common stock                                           4,729,000          53,750       1,507,500
   Loan receivable, officers                                            (30,377)         69,623         (50,000)
   Note payable, current                                                193,250         133,250          35,000
   Officer/directors note                                                80,000          30,000
                                                                   ------------    ------------    ------------
Net cash provided by financing activities                             7,571,873       2,886,623       1,492,500
                                                                   ------------    ------------    ------------
Net increase (decrease) in cash                                         380,136         378,617          (3,754)
Cash, beginning balance                                                                   1,519           5,273
                                                                   ------------    ------------    ------------
Cash, ending balance                                               $    380,136    $    380,136    $      1,519
                                                                   ============    ============    ============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $     45,851    $     10,500    $      1,363
                                                                   ============    ============    ============
Supplemental disclosures of non-cash financing activities:
   Issuance of common stock for services                           $  3,256,136    $  2,299,411    $    325,000
                                                                   ============    ============    ============
   Issuance of common stock for
    conversion of note payable                                     $    472,679    $    397,679
                                                                   ============    ============
   Issuance of common stock for
    repurchase of distributorship                                  $    100,000
                                                                   ============
   Issuance of common stock for
    litigation settlement                                          $    524,689    $     54,689
                                                                   ============    ============

   Accrued interest on notes payable                               $    398,577    $    398,577
                                                                   ============    ============

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 1998 AND 1997

1.    Description of Business:

      The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine which will cook and dispense french fries. The Company has incurred research and development costs from inception to January 31, 1998 totaling $1,874,515. The Company has received ten pre-production prototype machines and it is anticipated that each machine can be sold for approximately $9,000. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations from the sale of its french fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to:
      (i) complete commercial production of the machines, and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan, it is reasonably confident that it will enable the Company to continue its business and grow modestly.

2.    Significant accounting policies:

      Property and equipment:

      Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for January 31, 1998 and 1997 was $9,522 and $7,239, respectively.

      Intangibles:

      Intangibles, consisting of loan costs, are being amortized on a straight line basis over the life of the loans.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1998 AND 1997

2.    Significant accounting policies (continued):

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

      Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from those estimates.

      Earnings per share:

      In March 1997, the FASB issue SFAS No. 128, Earnings per Share. The statement requires the Company to disclose both basic earnings per share and diluted earnings per share for annual and interim periods ending after December 15, 1997. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares and common share equivalents that would arise from the exercise of options and warrants or conversions of convertible securities. The Company incurred losses from operations in 1997 and 1996: therefore, basic and diluted earnings per share have been computed in the same manner since the exercise of warrants and the conversion of the convertible notes payable would be antidilutive.

3.    Vending machines:

      Vending machines are carried at the lower of cost or market. During the year ended January 31, 1995, the Company paid to Premier, $246,600, for the production of ten pre-production machines. In the year ended January 31, 1995, the Company charged $176,600 to research and development expense.

4.    Loans receivable, officers:

      In May 1995, an officer borrowed $50,000 from the Company. The loan is being repaid, along with interest at 10% per annum, in accordance with a payment plan over the current and future fiscal years. The balance due the Company at January 31, 1998 and 1997 was $24,747 and $50,000,
      respectively.

      In August 1996, another officer borrowed $50,000 from the Company. This loan is being repaid, along with interest at 10% per annum, in accordance with a payment plan over the current fiscal year. The balance due the Company at January 31, 1998 and 1997 was $5,630 and $50,000, respectively.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1998 AND 1997

5.    Notes Payable:

      An unsecured note from a shareholder which bears interest at the rate of 8% per annum was due June 4, 1993 but was extended indefinitely. The Company issued to the noteholder, options for 400,000 pre-split shares of its common stock on December 22, 1994, with an exercise price of $.35 per share. The Company issued 180,000 and 90,000 pre-split shares of its common stock on December 22, 1994 and May 4, 1995, respectively, to the noteholder in addition to paying $30,600 on May 5, 1995. This payment of $30,600 on May 5, 1995 includes a principal payment of $25,000 and interest covering the period June, 1992 to March, 1995 in the amount of $5,600. The 180,000 and 90,000 pre-split shares were issued as consideration for indefinitely extending the repayment and recorded as a financing expense which is included in selling, general and administrative expense. In October 1997, the Company issued 90,594 post-split shares of its common stock in full satisfaction of this debt. The balance at January 31, 1998 and 1997 was $0 and $25,000, respectively.

      In November 1996, an unrelated third party advanced the Company $35,000. This advance bears no interest and repayment is due on demand. The Company repaid $20,000 in March 1997; $7,000 in May 1997; and $8,000 in June 1997.

      In March 1997, the Company received $282,000 in proceeds from loans made to the Company by nine individuals, including two directors of the Company (one of whom is also an officer). The principal and interest due was repaid to these individuals in the form of restricted stock in October 1997. The total number of post-split shares issued was 482,044.

6.    Note Payable, Officer/Director:

      Represents an unsecured note from a former officer & director of the Company which bears interest at the rate of 8% per annum and is due and payable on demand. The Company reduced the balance of this note to $50,000 with a principal payment of $79,947 on May 1, 1995. In addition to the principal payment in May 1995, the Company also paid interest in the amount of $9,576. In April 1997 the Company paid $59,000 in full satisfaction of this note.

7.    Convertible Notes Payable:

      In June 1997, the Company received $1,000,000 in exchange for notes convertible into the Company's common stock. Pursuant to the terms of the financing, the Company issued 1,142,857 post-split shares of common stock to be held in escrow, pending the potential conversion of notes. In September 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 post-split shares of common stock. In November 1997, the Company issued an additional 380,000 post-split shares of common stock to be held in escrow for potential conversion of notes. As of

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1998 AND 1997

7.    Convertible Notes Payable (continued):

      January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $602,321. The remaining 822,857 post-split shares of common stock in escrow are not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 444,000 post-split shares common stock were issued into escrow, pending conversion of the notes; these additional shares are not deemed to be outstanding as of January 31, 1998.

      In November 1997, in a separate transaction, the Company received $1,600,000 in exchange for notes convertible into the Company's common stock. Pursuant to the terms of the financing, the Company issued 2,400,000 post-split shares of common stock to be held in escrow, pending the potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $1,600,000. The 2,400,000 post-split shares of common stock in escrow are not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 960,000 post-split shares common stock were issued into escrow, pending conversion of the notes; these additional shares are not deemed to be outstanding as of April 30, 1998.

8.    Unearned Revenue:

      Represents monies received for distribution rights of the vending machines which the Company is still in the process of developing and testing. The Company records these monies as unearned revenue upon receipt. In March 1995, the Company received payments totaling $20,000 for the rights to distribute its machines in Israel, Egypt and Jordan.

9.    Commitments and Contingencies:

      During the years ended January 31, 1998 and 1997, the Company paid $49,284 and $28,997, respectively, for the rental of office space. The Company's current lease commitments total approximately $4,700 per month until May 31, 1998.

10.   Issuance of Common Stock:

      An aggregate of 3,938,605 post-split shares were issued during the year ended January 31, 1998, including: 1,500,000 post-split shares issued to Edward Kelly as a one-time, non-recurring compensation event; 3,922,857 post-split shares issued into escrow, pursuant to the June and November 1997 convertible note financings; 572,772 post-split shares issued for repayment of notes payable (including notes payable to officers/directors); 167,083 post-split shares issued in private placements of restricted common stock; 955,000 post-split shares were issued as payment for services; 43,750 post-split shares issued for settlement of litigation. 3,222,857 of the aggregate 3,922,857 post-split shares issued into escrow pursuant to the June

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1998 AND 1997

10.   Issuance of Common Stock (continued):

      and November 1997 financings remain in escrow and are not deemed to be outstanding as of January 31, 1998 (see Note 7).

      The total shares issued during the year ended January 31, 1997 were 1,580,000 post-split shares; 1,455,000 post-split shares were sold in private placements by the Company and 125,000 post-split shares were issued in payment for consulting and legal services.

      Subsequent to January 31, 1998, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

11.   Litigation:

      In February 1995, the Company reached a settlement agreement with California Food & Vending, Inc. ("CFV") which supersedes an arbitration award from October 1994 granted in CFV's favor that resulted from a joint-venture agreement between the two parties. In addition to a one-time cash payment, the settlement agreement provides for: (i) payment to CFV of a royalty per machine sold consisting of $350 per machine for the first 500 machines sold and 35% of the gross profit for machines sold thereafter, up to a limit of $500 per machine; (ii) payment to CFV of a royalty consisting of $.25 for each pound of potato product sold; (iii) issuance of an option to CFV for the purchase of 100,000 post-split shares of the Company's common stock at an exercise price of $2.00 per share through February 1, 1999; and (iv) CFV shall receive an aggregate of $2,000,000 payable from 50% of all domestic and international gross distribution fees until paid in full and thereafter 25% of all international distribution fees. The royalties, fees, and profits payable in the future to CFV could become material, but there is no way to assign a dollar figure to this payable since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

      In May 1995, a former agent of the Company instituted a lawsuit against the Company and its former president, Gary Arzt, for breach of contract, quantum meruit, breach of verbal contract, and requested damages in excess of $15,000 for unpaid commissions. In October 1997, the lawsuit was settled. The Company made a cash payment of $5,000 and issued 30,000 post-split shares of restricted common stock as the settlement.

12.   Common Stock Option Plan:

      The Company adopted incentive and nonqualified stock option plans for employees effective as of September 18, 1995. The plan also provides for stock options to be issued to non-employee directors based upon a formula set forth in the document. The incentive stock option plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at not less than the estimated fair market

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1998 AND 1997

12.   Common Stock Option Plan (continued):

      value at the date of the grant and are exercisable during specified future periods. There were no options granted as of January 31, 1998 or 1997 to any executive officers, but non-employee directors received options as of January 31, 1997 and 1996 to purchase an aggregate of 12,926 and 4,167 post-split shares of common stock, respectively, at an exercise price of $2.45 and $2.40 per share, respectively.

      Adoption of SFAS 123 by the Company would require an expense of $30,000 and $9,999 in 1997 and 1996, respectively as directors fees to be accrued for the 12,246 and 4,167 options at the fair value of $2.45 and $2.40 on grant date, respectively.

13.   Preferred stock:

      On July 29, 1991, the Board of Directors authorized 5,000,000 shares of preferred stock at a par value of $.001 per share. No shares of preferred stock were issued as of January 31, 1998 and 1997, respectively.

14.   Options & Warrants Outstanding:

      As of January 31, 1998, the Company had 4,292,052 warrants & options to purchase common stock outstanding.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

      (A)         EXHIBITS

      13.1        Employment Contract for C. Plunkett, dated June 16, 1997.

      (B)         REPORTS ON FORM 8-K.

      Forms 8-K dated June 3, 1997 and November 5, 1997 are hereby incorporated by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      TASTY FRIES, INC.

Date: May 12, 1998                          By: /s/ EDWARD C. KELLY

                                            --------------------------------
                                            Edward C. Kelly
                                            President and Principal
                                            Financial Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/S/ EDWARD C. KELLY                                          May 12, 1998
-----------------------------
Edward C. Kelly, Chairman,
CEO, President, Treasurer &
Director


/s/ JURGEN A. WOLF                                           May 12, 1998
-----------------------------
Jurgen A. Wolf, Director


/s/ LEONARD KLARICH                                          May 12, 1998
-----------------------------
Leonard Klarich, Vice President,
Secretary & Director


/s/ IAN D. LAMBERT                                           May 12, 1998
-----------------------------
Ian D. Lambert, Director


/s/ KURT N. ZIEMER                                           May 12, 1998
-----------------------------
Kurt N. Ziemer, Director