Form 10QSB
period 1998-04-30
TASTY FRIES INC
filed 1998-06-15
CIK 791885

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 1998
                         Commission File No. 33-4460-NY

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

         As of April 30, 1998: 10,838,054 shares of common stock were outstanding.

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                                     April 30,       January 31,
                                                                       1998             1998
                                                                    -----------      -----------
                                                                    (Unaudited)
Current assets:
   Cash                                                             $     5,217      $   380,136
   Vending machines                                                      70,000           70,000
   Machine parts                                                         36,503
   Loan receivable, officers                                              9,197           30,377
                                                                    -----------      -----------
          Total current assets                                          120,917          480,513

Property and equipment, net                                              33,631           36,581
                                                                    -----------      -----------

Other assets:

 Loan costs, net of accumulated amortization of $47,812                 189,045          208,782
                                                                    -----------      -----------

                                                                    $   343,593      $   725,876
                                                                    -----------      -----------
                                                                    -----------      -----------
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses                            $   737,292      $   633,042
                                                                    -----------      -----------
          Total current liabilities                                     737,292          633,042
                                                                    -----------      -----------

Convertible notes payable                                             1,503,947        2,202,321
                                                                    -----------      -----------

Unearned revenue                                                        251,000          376,000
                                                                    -----------      -----------

Stockholders' deficiency:
 Common stock, $.001 par value; authorized
 25,000,000 shares; issued and outstanding
 10,838,054 shares at April 30, 1998 and
 8,638,630 at January 31, 1998                                           10,837            8,638
 Additional paid-in capital                                          10,475,295        9,570,693
 Deficit accumulated in development stage                           (12,634,778)     (12,064,818)
                                                                    -----------      -----------
                                                                     (2,148,646)      (2,485,487)
                                                                    -----------      -----------

                                                                    $   343,593      $   725,876
                                                                    -----------      -----------
                                                                    -----------      -----------

                        See notes to financial statements

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                   (Unaudited)

                                                           1998                1997
                                                           ----                ----
Revenues                                                 $                   $
                                                         -----------         ----------

Costs and expenses:
   Research, machine and
    product development                                     67,598

   Selling, general and administrative                      475,514              389,914
                                                          -----------         ----------
                                                            543,112              389,914
                                                          -----------         ----------

Net loss before other income (expense)                     (543,112)            (389,914)

Other income (expense):

   Interest income                                              687                4,920
   Interest expense                                         (27,535)              (1,000)
   Litigation settlement                                                        (112,422)
                                                         ------------         -----------
                                                            (26,848)            (108,502)
                                                         ------------         -----------

Net loss                                                  $(569,960)           $(498,416)
                                                         ------------         -----------
                                                         ------------         -----------

Net loss per share of common stock                            ($0.06)             ($0.11)
                                                         ------------         -----------
                                                         ------------         -----------
Weighted average shares outstanding                        9,889,910           4,720,343
                                                         ------------         -----------
                                                         ------------         -----------





                        See notes to financial statements

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED APRIL 30, 1998

                                   (Unaudited)


                                                                                                        Total
                                             Common             Paid-In             Retained        Stockholders'
                                              Stock             Capital             Earnings            Equity
                                             -------           --------            ---------        --------------
Balance, February 1, 1998                    $ 8,638          $9,570,693         $(12,064,818)        $(2,485,487)

Issuance of 1,694,220 shares for
 convertible notes                             1,694             696,679                                  698,373

Issuance of 42,704 shares for interest
 on convertible notes                             43              26,385                                   26,428

Issuance of 212,500 shares for
 services                                        212              56,788                                   57,000

Issuance of 250,000 shares for
 repurchase of distributorship                   250             124,750                                   125,000

Net loss for three months                                                              (569,960)          (569,960)
                                             ----------        ------------           -----------       -----------
Balance, April 30, 1998                      $ 10,837         $10,475,295         $ (12,634,778)      $ (2,148,646)
                                             ----------        ------------           -----------       -----------
                                             ----------        ------------           -----------       -----------




                        See notes to financial statements

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                   (Unaudited)

                                                                                1998                      1997
                                                                                ----                      ----
Cash flows from operating activities:
   Net loss                                                                 $(569,960)                 $(498,416)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:

       Depreciation and amortization                                           22,687                      1,810
       Common stock issued for services                                        57,000                     10,000
       Common stock issued for litigation settlement                                                      57,423
       Common stock issued for interest on convertible notes                   26,427
   Changes in assets and liabilities:

       Other assets                                                           (36,503)                    (4,920)
       Unearned revenue
       Accounts payable and accrued expenses                                  104,250                    197,076
                                                                            ----------               -----------
Net cash used by operating activities                                        (396,099)                  (237,027)
                                                                            ----------               ------------

Cash flows from investing activities:
   Purchase of furniture and equipment

Cash flows from financing activities:

   Sale of common stock                                                                                 260,000
   Loan receivable, officers                                                  21,180
   Repayment of note payable                                                                            (20,000)
                                                                            ----------               ------------
Net cash provided by financing activities                                     21,180                    240,000
                                                                            ----------               ------------

Net increase in cash                                                        (374,919)                     2,973

Cash, beginning balance                                                      380,136                      1,519
                                                                            ----------               ------------
Cash, ending balance                                                       $   5,217                 $    4,492
                                                                            ----------               ------------
                                                                            ----------               ------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $                         $
                                                                            ----------               ------------
                                                                            ----------               ------------

Supplemental disclosure of non-cash financing activities:

   Issuance of common stock for services                                   $  57,000                 $  10,000
                                                                            ----------               ------------
                                                                            ----------               ------------

   Issuance of common stock for
    litigation settlement                                                                            $  57,423
                                                                                                     -----------
                                                                                                     -----------

                        See notes to financial statements

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                   (Unaudited)

1.       Basis of presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

2.       Description of Business and Significant Accounting Policies:

         The Company is a development stage company, having not yet completed the process of designing, manufacturing and marketing its sole product, a vending machine which will cook and dispense french fries. The Company has incurred research and development costs from inception to April 30, 1998 totaling $1,942,113. The Company has received ten machines and it is anticipated that each machine can be sold for approximately $9,000. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. The Company is currently in the process of producing its first 25 machines.

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                   (Unaudited)

3.       Issuance of Common Stock:

         After the return to treasury of a total of 287,500 shares, an aggregate of 2,199,424 shares were issued during the quarter ended April 30, 1998. The following shares were issued during the quarter: 1,736,924 shares were issued pursuant to the terms of the Company's convertible note financings (this figure includes shares issued for interest on the notes); 212,500 shares were issued in payment of services; 250,000 shares were issued as consideration for the re-acquisition of an existing distributorship;

         After the return to treasury of 294,950 shares, an aggregate of 323,750 shares were issued during the quarter ended April 30, 1997. 260,000 shares were sold in private placements by the Company, 20,000 shares were issued in payment for legal services and 43,750 shares were issued for settlement of litigation.

4.       April 1998 Financing:

         In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. As part of the transaction, the Company also agreed to register all of the restricted shares and warrant shares associated with the transaction as soon as is practicable. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of June 11, 1998, $300,000 of the $1,500,000 in proceeds has been received by the Company and 600,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due are anticipated to be received by June 30, 1998.

ITEM 2.     PLAN OF OPERATION

         General

         The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine which will cook and dispense french fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending April 30, 1998, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1997 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

         Liquidity and Capital Resources

         Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sales of securities to raise working capital to fund operations. At April 30, 1998 the Company had approximately $5,217 in cash.

         While management currently anticipates that the April 1998 financing will allow it to complete the Company's initial production run of machines, no assurances can be given that the Company will be able to do so. Further, the Company will need to secure additional funds to allow it to enter into its second production run of machines, in line with management's current plan of operation. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand its marketing efforts over the next 12 months. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

         The Company has, in the past, issued shares of common stock and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

ITEM 3.     FORWARD-LOOKING STATEMENTS

         When used in this report and in future filings by the Company with the Commission, in the Registrant's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including the Company's liquidity constraints, potential increases in manufacturing costs and delays, pending litigation, availability of raw materials, competition, demand for the Machine and other proprietary products, and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None.

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


Date: June 15, 1998                                /S/ EDWARD C. KELLY
                                                   -------------------
                                                   Edward C. Kelly, President
                                                   and Principal Financial
                                                   Officer