Form 10QSB
period 1998-07-31
TASTY FRIES INC
filed 1998-09-15
CIK 791885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                       For the Quarter Ended July 31, 1998
                         Commission File No. 33-4460-NY
                            ------------------------

                                TASTY FRIES, INC.
             (Exact name of registrant as specified in its charter)
                            ------------------------

            Nevada                                  65-0259052
  State or other jurisdiction          (I.R.S. Employer Identification No.)
 incorporation or organization

                          650 Sentry Parkway, Suite One
                               Blue Bell, PA 19422
               (Address Of Principal Executive Offices)(Zip Code)


                                 (610) 941-2109
              (Registrant's telephone number, including area code)


                             ADELAIDE HOLDINGS, INC.
                       11098 Biscayne Boulevard, Suite 403
                                 Miami, Florida
                                 (305) 899-0200
                            (Former name and address)

       Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           YES  X           NO
                              ----            ----

    As of July 31, 1998: 14,208,712 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (Unaudited)


                                                          Three Months Ended                     Six Months Ended
                                                       1998               1997               1998                1997
Revenues ...................................      $                  $                  $                  $
                                                    ----------          ---------         ----------          ---------
Costs and expenses:
   Research, machine and product development            51,336             62,864            118,934             62,864
   Selling, general and administrative .....           554,011            545,380          1,029,525            950,294
                                                    ----------          ---------         ----------          ---------

                                                       605,347            608,244          1,148,459          1,013,158
                                                    ----------          ---------         ----------          ---------
Net loss before other income (expense) .....          (605,347)          (608,244)        (1,148,459)        (1,013,158)

Other income (expense):
   Interest income .........................               667              2,860              1,354              7,780
   Interest expense ........................           (18,958)           (11,666)           (46,493)           (12,666)
   Litigation settlement ...................                                                                   (112,422)
                                                    ----------          ---------         ----------          ---------
                                                       (18,291)            (8,806)           (45,139)          (117,308)
                                                    ----------          ---------         ----------          ---------
Net loss ...................................      $   (623,638)      $   (617,050)      $ (1,193,598)      $ (1,130,466)

Net loss per share of common stock .........      $      (0.06)      $      (0.13)      $      (0.11)      $      (0.24)

Weighted average shares outstanding ........        10,830,334          4,744,380         10,525,092          4,734,217
                                                    ----------          ---------         ----------          ---------
                                                    ----------          ---------         ----------          ---------



                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JULY 31, 1998
                                   (Unaudited)


                                                                                                                Total
                                                            Common          Paid-In         Retained         Stockholders'
                                                            Stock           Capital         Earnings            Equity
                                                         -----------      -----------      ------------       -----------
Balance, February 1, 1998 ............................   $     8,638      $ 9,570,693      $(12,064,818)      $(2,485,487)

Issuance of 1,300,000 shares .........................         1,300          648,700                             650,000

Issuance of 3,764,878 shares for convertible notes....         3,764        1,443,529                           1,447,293

Issuance of 42,704 shares for interest on
    convertible notes ................................            43           26,385                              26,428

Issuance of 212,500 shares for services ..............           212           56,788                              57,000

Issuance of 250,000 shares for repurchase of
    distributorship ..................................           250          124,750                             125,000

Net loss for six months ..............................                                       (1,193,598)       (1,193,598)
                                                         -----------      -----------      ------------       -----------
Balance, July 31, 1998 ...............................   $    14,207      $11,870,845      $(13,258,416)      $(1,373,364)
                                                         -----------      -----------      ------------       -----------
                                                         -----------      -----------      ------------       -----------

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (Unaudited)

                                                                        Three Months Ended                  Six Months Ended
                                                                      1998             1997             1998             1997
                                                                   -----------      -----------      -----------      -----------
Cash flows from operating activities:
   Net loss ....................................................   $  (623,638)     $  (617,050)     $(1,193,598)     $(1,130,466)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization ..........................        22,692            1,809           45,379            3,619
        Common stock issued for services .......................                        144,000           57,000          169,000
        Common stock issued for litigation settlement ..........                                                           57,423
        Common stock issued for interest on convertible notes...                                          26,427
   Changes in assets and liabilities:
         Other assets ..........................................      (115,467)           1,556         (151,970)          (3,364)
         Unearned  revenue......................................
         Accounts payable and accrued expenses .................       101,557         (358,982)         205,807         (161,906)
                                                                   -----------      -----------      -----------      -----------
Net cash used by operating activities ..........................      (614,856)        (828,667)      (1,010,955)      (1,065,694)
                                                                   -----------      -----------      -----------      -----------
Cash flows from investing activities:
     Purchase of furniture and equipment .......................                        (12,000)                          (12,000)
                                                                   -----------      -----------      -----------      -----------
Cash flows from financing activities:
   Sale of common stock ........................................       650,000                           650,000
   Loan receivable, officers ...................................         9,197           22,189           30,377           22,189
   Proceeds from  convertible notes payable ....................                      1,000,000                         1,000,000
   Proceeds (repayment) of note payable ........................                          2,000                           162,000
   Notes payable shareholder/officer ...........................                        (50,000)                           30,000
                                                                   -----------      -----------      -----------      -----------
Net cash provided by financing activities ......................       659,197          974,189          680,377        1,214,189
                                                                   -----------      -----------      -----------      -----------
Net increase in cash ...........................................        44,341          133,522         (330,578)         136,495
Cash, beginning balance ........................................         5,217            4,492          380,136            1,519
                                                                   -----------      -----------      -----------      -----------
Cash, ending balance ...........................................   $    49,558      $   138,014      $    49,558      $   138,014
                                                                   -----------      -----------      -----------      -----------
                                                                   -----------      -----------      -----------      -----------
Supplemental disclosure of cash flow information:  Cash
  paid for interest ............................................                    $    10,500                       $    10,500
                                                                   -----------      -----------      -----------      -----------
                                                                   -----------      -----------      -----------      -----------
Supplemental disclosure of non-cash financing activities:
   Issuance of common stock for services .......................                    $   144,000      $    57,000      $   169,000
                                                                   -----------      -----------      -----------      -----------
                                                                   -----------      -----------      -----------      -----------
   Issuance of common stock for litigation settlement ..........                          $ -0-                       $    57,423
                                                                                    -----------                       -----------
                                                                                    -----------                       -----------

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (Unaudited)


1.  Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

2. Description of Business and Significant Accounting Policies:

The Company is a development stage company, having not yet completed the process of designing, manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to April 30, 1998 totaling $1,993,449. The Company has received ten machines and it is anticipated that each machine can be sold for approximately $9,000. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. The Company is currently in the process of producing its first 25 machines.

3.  Issuance of Common Stock:

After the return to treasury of a total of 287,500 shares, an aggregate of 4,270,082 shares were issued during the six months ended July 31, 1998. The following shares were issued during the six months: 1,300,00 shares were sold in private placements by the Company; 3,807,582 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes); 212,500 shares were issued in payment of services; 250,000 shares were issued as consideration for the re-acquisition of an existing distributorship;

After the return to teasury of 294,950 shares, an aggregate of 423,750 shares were issued during the quarter ended April 30, 1997. 260,000 shares were sold in private placements by the Company, 120,000 shares were issued in payment for legal services and 43,750 shares were issued for settlement of litigation.

4.  April 1998 Financing:

In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. As part of the transaction, the Company also agreed to register all of the restricted shares and warrant shares associated with the transaction as soon as practicable. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of July 31, 1998, $650,000 of the $1,500,000 in proceeds has been received by the Company and 1,300,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due are anticipated to be received by September 30, 1998.

ITEM 2.  PLAN OF OPERATION

General

The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending July 31, 9198, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1997 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At July 31, 1998 the Company had approximately $49,558 in cash.

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

The Company does not undertake -- and specifically, declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     See Part II, Item 1. Above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TASTY FRIES, INC.


                                    /s/ Edward C. Kelly
                                   --------------------------------------------
                                              Edward C. Kelly,
Date:  September 14, 1998          President and Principal Financial Officer