Form 10QSB/A
period 1998-07-31
TASTY FRIES INC
filed 1998-09-18
CIK 791885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                                 BALANCE SHEETS

                                   (UNAUDITED)


                          ASSETS
                                                        April 30,   January 31,
                                                          1998          1998
                                                       ----------    ----------
                                                      (Unaudited)
Current assets:
    Cash                                               $    5,217    $  380,136
    Vending machines                                       70,000        70,000
    Machines                                               36,503
    Loan receivable, officers                               9,197        30,377
                                                       ----------    ----------
        Total current assets                              120,917       480,513
Property and equipment, net                                33,631        36,581
                                                       ----------    ----------
Other assets:
    Loan costs, net of accumulated
     amortization of $47,812                              189,045       208,782
                                                       ----------    ----------
                                                       $  343,593    $  725,876
                                                       ----------    ----------
                                                       ----------    ----------

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable and accrued expenses              $  737,292    $  633,042
                                                       ----------    ----------
        Total current liabilities                         737,292       633,042
                                                       ----------    ----------
Convertible notes payable                               1,503,947     2,202,321
                                                       ----------    ----------
Unearned revenue                                          251,000       376,000
                                                       ----------    ----------

Stockholders' deficiency:
Common stock, $.001 par value; authorized
  25,000,000 shares; issued and outstanding
  10,838,054 shares at April 30, 1998 and
  8,638,630 at January 31, 1998                            10,837         8,638
Additional paid-in capital                             10,475,295     9,570,693
Deficit accumulated in development stage              (12,634,778)  (12,064,818)
                                                       ----------    ----------
                                                       (2,148,646)   (2,485,487)
                                                       ----------    ----------
                                                       $  343,593    $  725,876
                                                       ----------    ----------
                                                       ----------    ----------


                        See notes to financial statements.

                                   SIGNATURES

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TASTY FRIES, INC.


                                    /s/ Edward C. Kelly
                                   --------------------------------------------
                                              Edward C. Kelly,
Date:  September 18, 1998          President and Principal Financial Officer