Form 10QSB/A
period 1998-07-31
TASTY FRIES INC
filed 1998-09-21
CIK 791885

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

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                      July 31,        January 31,
                                                                        1998             1998
                                                                    ------------     ------------
Current assets:
         Cash..................................................     $     49,558     $    380,136
         Vending machines......................................           70,000           70,000
         Machines parts........................................          151,970
         Loan receivable, officers.............................                            30,377
                                                                    ------------     ------------

          Total current assets.................................          271,528          480,513
Property and equipment, net....................................           30,680           36,581
                                                                    ------------     ------------
Other assets:
  Loan costs, net of accumulated amortization of $67,550.......          169,305          208,782
                                                                    ------------     ------------
                                                                    $    471,513     $    725,876
                                                                    ============     ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses........................     $    838,849     $    633,042
                                                                    ------------     ------------
    Total current liabilities..................................          838,849          633,042
                                                                    ------------     ------------
Convertible notes payable......................................          755,028        2,202,321
                                                                    ------------     ------------
Unearned revenue...............................................          251,000          376,000
                                                                    ------------     ------------

Stockholders' deficiency:
Common stock, $.001 par value; authorized 25,000,000 shares;
  issued and outstanding 14,208,712 shares at July 31, 1998
  and 8,638,630 at January 31, 1998                                       14,207            8,638
Additional paid-in capital.....................................       11,870,845        9,570,693
Deficit accumulated in development stage.......................      (13,258,416)     (12,064,818)
                                                                    ------------     ------------
                                                                      (1,373,364)      (2,485,487)
                                                                    ------------     ------------
                                                                    $    471,513     $    725,876
                                                                    ============     ============



                        See notes to financial statements.

                                   SIGNATURES

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TASTY FRIES, INC.


                                    /s/ Edward C. Kelly
                                   --------------------------------------------
                                              Edward C. Kelly,
Date:  September 21, 1998          President and Principal Financial Officer