Form 10QSB
period 1998-10-31
TASTY FRIES INC
filed 1998-12-15
CIK 791885

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

                     For the Quarter Ended October 31, 1998
                         Commission File No. 33-4460-NY
                            ------------------------

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

   As of October 31, 1998: 17,099,299 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                                October 31,    January 31,
                                                                                   1998            1998
                                                                               ------------    ------------
Current assets:
         Cash ..............................................................   $     40,870    $    380,136
         Vending machines ..................................................        195,000          70,000
               Loan receivable, officers ...................................                         30,377
                                                                               ------------    ------------
               Total current assets ........................................        235,870         480,513
Property and equipment, net ................................................         27,729          36,581
Other assets:
    Loan costs, net of accumulated amortization of  $87,288 ................        149,569         208,782
                                                                               ------------    ------------
                                                                               $    413,168    $    725,876
                                                                               ------------    ------------
                                                                               ------------    ------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses ...................................   $    900,505    $    633,042
                                                                               ------------    ------------
        Total current liabilities ..........................................        900,505         633,042
                                                                               ------------    ------------
Convertible notes payable ..................................................                      2,202,321
                                                                               ------------    ------------
Unearned revenue ...........................................................        261,000         376,000
                                                                               ------------    ------------
Stockholders' deficiency:
Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,099,299 shares at October 31, 1998
    and 8,638,630 at January 31, 1998 ......................................         17,098           8,638
Additional paid-in capital .................................................     13,099,860       9,570,693
Deficit accumulated in development stage ...................................    (13,865,295)     12,064,818)
                                                                               ------------    ------------
                                                                                   (748,337)     (2,485,487)
                                                                               ------------    ------------
                                                                               $    413,168    $    725,876
                                                                               ------------    ------------
                                                                               ------------    ------------

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (Unaudited)


                                                    Three Months Ended              Nine Months Ended
                                                   1998            1997           1998              1997
                                               ------------    ------------    ------------    ------------
Revenues ...................................   $               $               $               $
                                               ------------    ------------    ------------    ------------
Costs and expenses:
   Research, machine and product development        112,814          25,556         231,748          88,420
   Selling, general and administrative .....        487,448         225,049       1,516,973       1,175,343
   Non-recurring compensation charge .......                      1,031,250                       1,031,250
                                               ------------    ------------    ------------    ------------
                                                    600,262       1,281,855       1,748,721       2,295,013
                                               ------------    ------------    ------------    ------------
Net loss before other income (expense) .....       (600,262)     (1,281,855)     (1,748,721)     (2,295,013)
                                               ------------    ------------    ------------    ------------
Other income (expense):
   Interest income .........................                          1,897           1,354           9,677
   Interest expense ........................         (6,617)       (326,937)        (53,110)       (339,603)
   Litigation settlement ...................                       (205,960)                       (318,382)
                                               ------------    ------------    ------------    ------------
                                                     (6,617)       (531,000)        (51,756)       (648,308)
                                               ------------    ------------    ------------    ------------

Net loss ...................................   $   (606,879)   $ (1,812,855)   $ (1,800,477)   $ (2,943,321)
                                               ------------    ------------    ------------    ------------
                                               ------------    ------------    ------------    ------------

Net loss per share of common stock .........   $      (0.05)   $      (0.32)   $      (0.15)   $      (0.55)
                                               ------------    ------------    ------------    ------------
                                               ------------    ------------    ------------    ------------
Weighted average shares outstanding ........     12,292,464       5,754,397      11,717,036       5,335,883
                                               ------------    ------------    ------------    ------------
                                               ------------    ------------    ------------    ------------



                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1998
                                   (Unaudited)


                                                                                                          Total
                                                         Common         Paid-In        Retained       Stockholders'
                                                          Stock         Capital        Earnings          Equity
                                                      ------------    ------------    ------------    ------------

Balance, February 1, 1998 .........................   $      8,638    $  9,570,693    $(12,064,818)   $ (2,485,487)
Issuance of  1,825,000 shares .....................          1,825         878,175                         880,000
Issuance of  5,586,150 shares for convertible notes          5,586       2,196,735                       2,202,321
Issuance of 42,704 shares for interest on
    convertible notes .............................             43          26,385                          26,428
Issuance of  756,815 shares for services ..........            756         303,122                         303,878
Issuance of  250,000 shares for repurchase of
    distributorship ...............................            250         124,750                         125,000
Net loss for nine months ..........................                                     (1,800,477)     (1,800,477)
                                                      ------------    ------------    ------------    ------------
Balance, October 31, 1998 .........................   $     17,098    $ 13,099,860    $(13,865,295)   $   (748,337)
                                                      ------------    ------------    ------------    ------------
                                                      ------------    ------------    ------------    ------------

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                       Three Months Ended          Nine Months Ended
                                                                      1998           1997          1998           1997
                                                                  -----------    -----------    -----------    -----------
Cash flows from operating activities:
   Net loss ...................................................   $  (606,879)   $(1,812,855)   $(1,800,477)   $(2,943,321)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation and amortization .........................        22,687          2,950         68,066          6,569
        Common stock issued for services ......................       246,878      1,006,250        303,878      1,175,250
        Common stock issued for litigation settlement .........                      125,960                       183,383
        Accrued interest on notes & convertible notes payable .                      306,791                       306,791
        Common stock issued for interest on convertible notes .                                      26,427
   Changes in assets and liabilities:
         Other assets .........................................        26,970          6,391       (125,000)         3,027
         Unearned  revenue ....................................        10,000                        10,000
         Accounts payable and accrued expenses ................        61,656        109,684        267,463        (52,222)
                                                                  -----------    -----------    -----------    -----------

Net cash used by operating activities .........................      (238,688)      (254,829)    (1,249,643)    (1,320,523)
                                                                  -----------    -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of furniture and equipment ......................       -0-            -0-            -0-            (12,000)
                                                                  -----------    -----------    -----------    -----------

Cash flows from financing activities:
   Sale of common stock .......................................       230,000        100,000        880,000        100,000
   Loan receivable, officers ..................................                       20,180         30,377         42,369
   Proceeds from  convertible notes payable ...................                                                  1,000,000
   Proceeds (repayment) of note payable .......................                                                    162,000
   Notes payable shareholder/officer...........................                                                     30,000
                                                                  -----------    -----------    -----------    -----------
Net cash provided by financing activities .....................       230,000        120,180        910,377      1,334,369
                                                                  -----------    -----------    -----------    -----------

Net increase (decrease) in cash ...............................        (8,688)      (134,649)      (339,266)         1,846
Cash, beginning balance .......................................        49,558        138,014        380,136          1,519
                                                                  -----------    -----------    -----------    -----------

Cash, ending balance ..........................................   $    40,870    $     3,365    $    40,870    $     3,365
                                                                  -----------    -----------    -----------    -----------
                                                                  -----------    -----------    -----------    -----------

Supplemental disclosure of cash flow information:
   Cash paid for interest .....................................   $   -0-        $    -0-       $   -0-        $    10,500
                                                                  -----------    -----------    -----------    -----------
                                                                  -----------    -----------    -----------    -----------
Supplemental disclosure of non-cash financing activities:
   Issuance of common stock for services ......................   $   -0-        $ 1,006,250    $   303,878    $ 1,175,250
                                                                  -----------    -----------    -----------    -----------
                                                                  -----------    -----------    -----------    -----------

   Issuance of common stock for litigation settlement .........                  $   125,960                   $   183,383
                                                                                 -----------                   -----------
                                                                                 -----------                   -----------

   Accrued interest on notes payable ..........................                  $   306,791                   $   306,791
                                                                                 -----------                   -----------
                                                                                 -----------                   -----------


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (Unaudited)

1.  Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

2.  Description of Business and Significant Accounting Policies:

The Company is a development stage company, having not yet completed the process of designing, manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to October 31, 1998 totaling $2,106,263. The Company produced 10 preproduction machines for demonstration and sales purposes. These machines have a book value of $7,000 each. The Company is currently in the process of producing its first 25 machines, which are in process and included in inventory at $125,000.00. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

3.  Issuance of Common Stock:

After the return to treasury of a total of 287,500 shares, an aggregate of 8,460,669 shares were issued during the nine months ended October 31, 1998. The following shares were issued during the nine months: 1,825,00 shares were sold in private placements by the Company; 5,628,854 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes); 756,815 shares were issued in payment of services; 250,000 shares were issued as consideration for the re-acquisition of an existing distributorship;

An aggregate of 3,104,855 shares were issued during the nine months ended October 31, 1997, including: 1,500,000 shares issued to Edward Kelly as a one-time, non-recurring compensation event: 1,142,857 shares issued into escrow, pursuant to the June 1997 convertible note financing; 509,388 shares issued for repayment of notes payable (including notes payable to officers/directors); 158,333 shares issued in private placements of restricted common stock: 100,000 shares were issued as payment for commissions: 137,000 shares issued for settlement of litigation. 442,857 of the aggregate 1,142,857 shares issued into escrow pursuant to the June 1997 financing remain in escrow and are not deemed to be outstanding.

4.  April 1998 Financing:

In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of October 31, 1998, $750,000 of the $1,500,000 in proceeds has been received by the Company and 1,500,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due are anticipated to be received by December 31, 1998.

ITEM 2.  PLAN OF OPERATION

General


The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending October 31, 1998, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1997 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At October 31, 1998 the Company had approximately $40,870 in cash.

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

The Company does not undertake - and specifically, declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On August 17, 1998, California Food and Vending, Inc. ("CFV") filed a multi-count law suit in the United States District Court for the Central District of California against the Company. CFV asserted, in essence, that Tasty Fries and its Chief Executive Officer, Edward C. Kelly breached the terms of the settlement reached with it in the prior litigation by failing to sell distributorships, failing to accede to CFV's to maintain its option at the pre-reverse split level notwithstanding the fact that the Company's stock went through a reverse split after the settlement and misrepresenting the Company's condition at the time of the settlement. CFV's First Amended Complaint was dismissed with leave to amend only some of the counts. It is the opinion of the Company's counsel that CFV's law suit lacks merit and that the Company will prevail.

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

                                 TASTY FRIES, INC.



                                 /s/ Edward C. Kelly
                                     ---------------
                                     Edward C. Kelly,
Date:  December 11, 1998             President and Principal Financial Officer