Form 10KSB
period 1999-01-31
TASTY FRIES INC
filed 1999-04-29
CIK 791885

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 1999.

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ____________

                         Commission File No. 33-4460-NY
                         ------------------------------

              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                65-0259052
-----------------------------                                -------------------
 State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

                       650 SENTRY PARKWAY, SUITE ONE
                       BLUE BELL, PA                       19422
          ------------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

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

Shares outstanding of the registrant's common stock as of April 30, 1999:
19,200,000 shares.

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

       Premier is a private company owned by Mr. Schmidt. Mr. Schmidt was subsequently appointed to the Company's Board of Directors in May 1993, but did not stand for reelection to the Board in September 1995. At the time of the original Premier Agreement, neither Mr. Schmidt nor Mr. Kelly had any affiliation with the Company. Edward C. Kelly joined the Company as Executive Vice President in January 1994 and was subsequently appointed to the Company's Board of Directors in February 1994. In June of 1994, he was named President of the Company.

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

       In the Spring of 1996, the Company and Premier agreed that Premier would be unable to manufacture the Machines under the terms of the Premier Amendment. On June 17, 1996, the Company announced its intention to award the manufacturing contract for the Machine to S&H Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party, and subsequently entered into a non-exclusive manufacturing agreement with S&H for such purpose. S&H is a contract-manufacturer which specializes in the assembly and testing of electro-mechanical assemblies and equipment. The first 25 units will be produced by a subcontract manufacturer located in Ivyland, PA. Tasty Fries is also considering a manufacturing facility in the State of New Hampshire.

       The Company completed the final stages of beta testing of its Machines in the last quarter of the fiscal year ended January 31, 1996 and completed certain modifications to and enhancements of the Machine based upon such tests.

PRE-PRODUCTION TOOLING

       The pre-production tooling stage for the machine is a critical element of the process of getting the machine into commercial production. Consider that the Tasty Fries device is comprised of approximately 3,100 individual parts. A portion of these parts are basic, "off-the-shelf" manufacturing components such as hardware, lighting and electrical components. However, approximately 75% of the components are customized parts that require a subcontract supplier to manufacture specifically for Tasty Fries. Because of the costs associated with manufacturing these custom-designed parts, the most critical components have been designed to be tooled, molded or cast by the various suppliers. While very costly and time-consuming in the front-end of a project, the tooling of various component parts will: (i) ensure the consistency and quality of the machine's critical parts and (ii) greatly reduce the unit costs of both the individual parts and the overall machine, as production volume increases. As with the Company's overall business plan, the tooling process itself has been delayed over the past 12-18 months due to the lack of capital available to complete the process.

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

       The Machines have been designed to be repaired on-site without the necessity of being returned to the manufacturer. It is anticipated that ongoing maintenance will be limited, and the majority of an operator's labor expenditures will involve the replenishment of products into the Machines. At such time oil and water will be replaced and additional cups (with condiment packages attached) will be restocked. Water will also be changed at such time unless the Machine is directly attached to a plumbing supply, which is not necessary for the Machine's operation. The frequency with which the Machine must be restocked depends completely upon the number of vends dispensed daily.

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

       The Company has retained the services of Claridge Capital Corporation to assist with the Marketing and Sales of the Machine. Claridge had been instrumental in developing and maintaining the Company's web site (www. tastyfries.com) and introducing the Company to the marketplace.

CALIFORNIA FOOD & VENDING, INC.

       In May 1991, the Company (via its predecessor, Adelaide Holdings, Inc.) entered into a joint venture agreement with California Food & Vending, Inc. ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The two companies decided to create an alliance in which one entity would design and build a machine, while the other company marketed the unit. The original joint venture agreement called for CFV to develop and manufacture a French fry vending machine which the Company would then market on a global basis. In March 1992, the two parties subsequently amended the original agreement and effectively switched roles in the transaction, so that the Company would design, develop and manufacture a French fry machine, which CFV would then have primary responsibility for marketing.

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

       Ore-Ida, a U.S.-based major manufacturer and distributor of frozen potato products, has developed a machine that uses frozen, precut French fries which are heated by a hot-air system. Ore-Ida has spent many years and considerable capital in the development of their machine. They have been marketing their machine domestically and abroad for a number of years. The Vendotech machine also uses precut frozen fries, which it cooks in hot oil. Vendotech has a marketing alliance with McCain's, a large Canadian potato producer. Because both the Ore-Ida machine and the Vendotech machine are based on a premise of using frozen, precut fries, the Company believes that they are not truly comparable technologies. In contrast the Company's Machine cooks French fries which are not, and have never been frozen; rather, its French fries are made fresh for every serving from dehydrated potatoes which are mixed with water and cooked only when a vend is actually purchased.

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

GOVERNMENTAL APPROVALS AND REGULATIONS

       The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine's design complies with National Sanitation Foundation ("NSF") guidelines as well as Underwriter's Laboratory ("UL") standards. The Machine will receive UL and NSF approvals prior to sale and installation. The Company has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. In this regard, management has begun the process of obtaining UL certification. The Company is also seeking certification from the National Automatic Merchandising Association ("NAMA"). Management has been advised that all certifications and approvals should be applied for upon commercial production and would not issue until such time. Management believes, although no assurance is given, that the required approvals from UL, NAMA and the various regulatory agencies are obtainable and is not currently aware of anything that will delay the necessary approvals.

       Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture and operation of the machine.

RESEARCH AND DEVELOPMENT COSTS

       For the fiscal years ended January 31, 1999 and 1998, the Company incurred $460,417 and $533,458, respectively, in costs and expenses relating to the research and development of its machine.

PERSONNEL

       As of April 30, 1998 the Company had a total of five full-time employees. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense. If hired, such additional employees may include a director of marketing, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months.

ITEM 2.  PROPERTIES.

       The Company owns no significant properties. Since June 1994 it has leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. The Company's current lease commitments total approximately $3,628 per month until May 31, 1999. At the present time, management believes that this office space is sufficient; however, the Company may require additional space during the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

CALIFORNIA FOOD AND VENDING

       On August 17, 1998 California Food and Vending, Inc. ("CFV") filed a multi-count law suit in the United States District Court for the Central District of California against the Company. CFV asserted, in essence , that Tasty Fries and its Chief Executive Officer, Edward C. Kelly breached the terms of the settlement reached with it in the prior litigation by failing to sell distributorships, failing to accede to CVF's to maintain its option at the pre-reverse split level notwithstanding the fact that the Company's stock went through a reverse split after the settlement and misrepresenting the Company's condition at the time of the settlement. CFV's First Amended Complaint was dismissed with leave to amend only some of the counts. It is the opinion of the Company's counsel that CFV's law suit lacks merit and that the Company will prevail.

PRIZE FRIZE LITIGATION-DISMISSED, ON APPEAL

       On August 28, 1996, the Company, Edward C. Kelly and Premiere Design, LTD., were added as defendants to a civil lawsuit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the French fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The plaintiffs are appealing the dismissal.

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

                                          High Bid    Low Bid
                                          --------    -------
         FISCAL 1997
         -----------
         First Quarter                    $   2.09   $   1.00
         Second Quarter                       1.94       1.00
         Third Quarter                        1.69        .69
         Fourth Quarter                       1.38        .47

         FISCAL 1998
         -----------
         First Quarter                    $    .95   $    .51
         Second Quarter                   $    .85   $    .45
         Third Quarter                    $   1.30   $    .38
         Fourth Quarter                   $    .59   $    .32

         FISCAL 1999
         -----------
         February 1 through April 27      $    .91   $    .24


(B)    HOLDERS.

       The approximate number of record holders of the Company's common stock as of April 30, 1999 is 1,155.

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

LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company has had no revenues from operations and has relied almost exclusively on stockholder loans, limited distribution deposits and sales of securities to raise working capital to fund operations. At January 31, 1999 the Company had approximately $66,394 in cash.

       In June 1997, the Company received $1,000,000 from three non-"U.S. Persons", as defined in Regulation S, in exchange for notes convertible into the Company's common stock. The financing was completed pursuant to Section 903(C)(2) of Regulation S under the Securities Act of 1933. Pursuant to the terms of the financing, the Company issued 1,142,857 shares of common stock to be held in escrow, pending the potential conversion of notes. The notes bear interest at 7% annually and have a maturity date of May 14, 2000. In connection with the financing, the Company also issued 250,000 common stock purchase warrants. In September 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 shares of common stock. In November 1997, the Company issued an additional 380,000 shares of common stock to be held in escrow for potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes was $602,321. The remaining 822,857 shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 444,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999 the Company issued 1,480,280 shares of common stock in satisfaction of the reaming $602,321 of convertible notes.

       In November 1997, in a separate transaction, the Company received $1,600,000 from six non-"U.S. persons", as defined in Regulation S, in exchange for notes convertible into the Company's common stock. The financing was completed pursuant to Section 903(C)(2) of Regulation S under the Securities Act of 1933. Pursuant to the terms of the financing, the Company issued 2,400,000 shares of common stock to be held in escrow, pending the potential conversion of notes. The notes bear interest at 6% annually and have a maturity date of November 5, 2000. In connection with the financing, the Company also issued 720,000 common stock purchase warrants. As of January 31, 1998, the aggregate outstanding principal balance of the convertible note is $1,600,000. The 2,400,000 shares of common stock in escrow are not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 960,000 shares of common stock were issued into escrow pending the conversion of the notes. During the year ended January 31, 1999 the Company issued 4,105,870 shares of common stock in satisfaction of these convertible notes.

       In January 1998, the Company and a private investment corporation, a former investor in the Company from April 1996, terminated the stock purchase agreement that had been the basis for the original investment in 1996, due to lack of performance on the investor's part. SEE "CONSULTANTS & ADVISORS."

       In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and the shares were issued into escrow, pending funding. As of January 31, 1999 the Company has received $800,000 of the total $1,500,000 financing and 1,600,000 of the total 3,000,000 shares have been released. SEE "SUBSEQUENT EVENTS."

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

       Subsequent to January 31, 1999, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

RESULTS OF OPERATIONS, FISCAL YEARS ENDING JANUARY 31, 1998 & 1999

       The Company had no revenues for the fiscal years ended January 31, 1998 and 1999. From fiscal 1997 to 1998, travel and entertainment expenses decreased approximately 61% from approximately $147,372 in 1997 to approximately $57,656 in 1998 primarily due to significant decrease in business related travel. Consulting expenses decreased from approximately $1,159,964 in fiscal 1997 to $172,600 in fiscal 1998. The decrease in consulting expenses was primarily due to the Company's reduced dependence on consultants to provide financial, business and marketing expertise. Payroll and payroll taxes decreased approximately 10% from approximately $640,267 in fiscal 1997 to approximately $573,814 in fiscal 1998. The decrease payroll and payroll tax expense resulted primarily from the release of personnel in 1998. Management believes, although it cannot be assured, that it has made significant inroads in stabilizing its operating and overhead costs and should be able to move forward with its business plan as discussed herein.

CONSULTANTS & ADVISORS

       The Company has in the past, and will in the future, retain consultants with significant experience in areas such as marketing, advertising and financing.

       In April 1996, the Company engaged L. Eric Whetstone to provide business consulting services. As compensation for these services, Mr. Whetstone received a one-time grant of 250,000 shares of restricted stock and an annual grant of 37,500 shares of restricted stock for the five-year period of the consulting agreement. In January 1998, the Company accelerated the payment of the annual compensation to Mr. Whetstone called for over the term of the five-year contract and issued him 175,000 shares of restricted stock. Also in January 1998, Mr. Whetstone was issued a warrant to purchase 1,000,000 shares of common stock. The warrants have an exercise price of $1.90 and an expiration date of January 5, 2001. The warrants were issued as part of the termination of the stock purchase agreement from April 1996. SEE "SUBSEQUENT EVENTS."

ITEM 7.  FINANCIAL STATEMENTS.

       Audited, consolidated balance sheets as of January 31, 1999 and 1998, and related statement of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1999 are included after Item 12. herein.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)    IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

       The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                        POSITIONS
         NAME                  AGE      WITH COMPANY
         ----                  ---      ------------

         Edward C. Kelly       63       President, Chief Executive Officer,
                                        Treasurer and Chairman of the Board*

         Leonard J. Klarich    65       Vice President, Secretary and
                                        Director*

         Jurgen A. Wolf        65       Director*

         Ian D. Lambert        54       Director

         Kurt R. Ziemer        44       Director

* Member of the Executive Committee of the Board of Directors. Mr. Klarich was also appointed Secretary by the Board of Directors on June 3, 1996.


       EDWARD C. KELLY - Mr. Kelly has been President of the Company since June 10, 1994, and a director since April 1994. He was appointed a member of the Executive Committee on September 18, 1995, and Chairman of the Board of Directors after the removal of Mr. Arzt (by a 2/3 majority vote of shareholders) in June 1996. From January 1994 until June 10, 1994 he was Executive Vice President of the Company. Mr. Kelly has been involved in the engineering and design of the machine since 1993 and was awarded a U.S. patent in July 1996. Mr. Kelly owned and operated Mega Products Corporation, a subcontract manufacturing company, from 1970 through 1994. Mega serviced companies including IBM, GE, Dupont, Gulf & Western and Kulick & Soffa.

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

       IAN D. LAMBERT - Mr. Lambert was appointed as a director of the Company in July 1995 and was re-elected to the Board in September 1995. He is the President of International Tasty Fries, Inc., a stockholder in the Company and, until November 1996, was President of Yukon Spirit Mines Ltd. (now doing business as Gainey Resources Ltd.). International Tasty Fries and Yukon are affiliated entities. International Tasty Fries has a distributorship agreement with the Company for a number of European countries; Yukon's distribution agreement was reacquired by the Company in April 1998. Mr. Lambert has been involved with the financing and management of numerous resource and industrial based public companies, both in Canada and the U.S., since the early 1980's, and currently is a director of five publicly-traded companies of which only the Company is a reporting company. Prior to that time, he was an Information Systems executive with MacMillan Bloedel Ltd. and also the Manager, Systems Consulting for the Vancouver office of Deloitte Haskins & Sells. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" AND "SUBSEQUENT EVENTS."

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

(C)    IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

       None.

(D)    FAMILY RELATIONSHIPS.

       None.

ITEM 10. EXECUTIVE COMPENSATION

(A)    GENERAL

(B)    SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION (1)            ONE-TIME COMPENSATION
                            -----------------------            ---------------------
                           FISCAL
NAME &                     YEAR
PRINCIPAL                  ENDED
POSITION                 JANUARY 31,         SALARY      BONUS       RESTRICTED STOCK (2)
--------                 -----------         ------      -----       --------------------
Edward C. Kelly            1999             $267,000
President, CEO             1998             $289,000     $0          $1,031,250(4)
& Chairman (3)             1997             $240,000     $0

Christopher A.             1998              $93,750     $0
Plunkett, EVP (5)

Leonard J. Klarich         1999             $12,400      $0
Secretary, Director        1998             $60,000      $0
& Vice President (6)       1997             $40,000      $0

(1) There were no long-term incentive payments made in the year-ended January 31, 1999.

(2) Value of restricted stock grants are determined by using the closing bid price of the Company's common stock on the date of issuance.

(3) Mr. Kelly has served as President and Treasurer of the Company since June 10, 1994, a director since April 1994, Chairman of the Board since June 3, 1996, and was Executive Vice President from January 1994 to June 10, 1994. This table does not include: (i) accrued director compensation of approximately $833 per month since September 1995; (ii) a restricted stock award of 9,206 post-split shares granted to Mr. Kelly as a component of his compensation for the fiscal year ended January 31, 1996;
       (iii) options granted to each of board member on October 1, 1996 by the Board of Directors for 50,000 post-split shares of restricted common stock exercisable for three years at $4.00 per share and an option granted for 1,000,000 post-split shares of common stock exercisable for two years at .50 per share.

(4) Represents the value assigned to a restricted stock grant of 1,500,000 post-split shares made to Mr. Kelly on September 11, 1997, pursuant to the terms of the Stock Purchase Agreement from April 1996.

(5) Mr. Plunkett served as Executive Vice President of the Company from June 1997 through June of 1998.

(6) This table does not include: (i) accrued director compensation of approximately $833 per month since September 1995; (ii) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (iii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iv) an option to purchase 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable for $4.00 per share until October 1, 1999.

(C)    OPTIONS/S.A.R. GRANTS TABLE

       OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 1999

                                                              Percent of Total
                           Number of Securities               Options Granted
                           Underlying Options                 to Employee in            Exercise     Expiration
Name                       Granted                            Fiscal Year               Price        Date
----                       --------------------               ----------------          --------     ----------
Edward C. Kelly                1,000,000(1)                         100%                  .50           2000
7/1/98


(1) Mr. Kelly was issued, by the Board of Directors, a stock option to purchase an aggregate of 1,000,000 shares of common stock. See "EXECUTIVE COMPENSATION TABLE"

(D)    AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE
       TABLE.

       None.

(E)    LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

       None.

(F)    COMPENSATION OF DIRECTORS.

       The Directors were not entitled to compensation prior to September 18, 1995. At the Board of Directors meeting held on September 18, 1995, the Board voted to approve payment of annual directors' fees of $10,000 per director plus reasonable expenses commencing as of such date. Payments for the fiscal years ending January 31, 1999 and 1998 have been accrued on a pro rata basis each year and will be paid when the Company is financially able to do so.

(G) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

       On October 1, 1994 the Company entered into an employment agreement with Edward C. Kelly, its then President and Treasurer. The employment agreement was for a three-year term commencing retroactively to October 1, 1993 and was automatically renewable for additional one year terms after expiration on September 30, 1996. The employment agreement was subsequently amended effective May 1, 1995. SEE EXHIBIT 13.1 On June 16, 1997 the Company executed an employment agreement with Christopher Plunkett who joined the Company as Executive Vice President. On June 15, 1998 Mr. Plunkett's employment was terminated with the Company.

(H)    REPORT ON REPRICING OF OPTIONS/SARS

       None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

       The following table sets forth, as of April 30, 1998, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:


Name & Address of                       Amount & Nature of                     Percent
Beneficial Owner                        Beneficial Ownership                   of Class
----------------                        --------------------                   --------
Edward C. Kelly                             1,568,650                           8.17%




650 Sentry Parkway, Ste. One
Blue Bell, PA 19422  (1)

Lancaster Investment Corporation            2,200,000                          11.46%
11 Waterfront Estates
Estates Drive
Lancaster, PA 17602 (2,3)

L. Eric Whetstone                             539,000                           2.81%
11 Waterfront Estates
Estates Drive
Lancaster, PA 17602  (3,4)

Whetstone Ventures Corporation, Inc.          277,000                           1.44%
11 Waterfront Estates
Estates Drive
Lancaster, PA 17602  (3)


----------
(1) Does not include an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable until October 1, 1999 at $4.00 per share. Does not include an option for 1,000,000 post-split shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 1, 2000 at .50 per share.

(2) Does not include 1,400,00 additional shares issued to Lancaster Investments pursuant to the terms of the April 1998 financing. These additional shares are being held in escrow pending the complete funding of the transaction and will be released from escrow on a pro-rata basis as the financing is completed. As of January 31, 1999, $800,000 of the total $1,500,000 financing has been received and 1,600,000 of the total 3,000,000 shares have been released. SEE "LIQUIDITY AND CAPITAL RESOURCES" AND "SUBSEQUENT EVENTS."

(3) Lancaster Investment Corporation and Whetstone Ventures Corp. are both affiliates of L. Eric Whetstone. In aggregate, the 3,016,000 shares currently owned by these three parties represent 15.71% of the outstanding shares of the Company. Upon completion of the April 1998 financing, these three parties will own 4,416,000 total shares, representing 23% of the then-outstanding shares. SEE "CHANGES IN CONTROL" AND "SUBSEQUENT EVENTS."

(4) Includes 150,000 post-split shares of common stock issued to L. Eric Whetstone in connection with the April 1998 financing from Lancaster Investment Corp.

(B)    SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth, as of April 30, 1999, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:


Name & Address of                   Amount & Nature of                 Percent
Beneficial Owner                    Beneficial Ownership               of Class
----------------                    --------------------               --------
Edward C. Kelly                         1,568,650                        8.17%
650 Sentry Parkway, Ste. One
Blue Bell, PA 19422 (1)

Leonard J. Klarich                         45,000                         .24
839 Claybrook Court
Knoxville, TN 37923 (2)

Jurgen A. Wolf                            107,361                         .56
1285 West Pender Street
Vancouver, B.C. Canada (3)

Ian D. Lambert                            374,952                       1.95%
c/o International Tasty Fries, Inc.
595 Howe Street, Ste. 602
Vancouver, B.C. V6C 2T5 (4)

Kurt R. Ziemer                            171,528                        1.12
599 Valley View Drive
New Holland, PA  17557 (5)

All Officers and Directors              2,269,483                      12.04%
as a group (5 persons)


*   less than 1%

(1) Does not include an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable until October 1, 1999 at $4.00 per share. Does not include an option for 1,000,000 post-split shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 1, 2000 at .50 per share.

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

(4) 436,952 post-split shares were issued to International Tasty Fries, Inc. in 1995 as consideration for a financing. Mr. Lambert is the President of International Tasty Fries and is a shareholder of that company. Does not include: (I) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iii) an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable at $4.00 per share until October 1, 1999. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Mr. Ian Lambert, a director of the Company since July 1995, is the President and a shareholder of International Tasty Fries, Inc., a stockholder in the Company and, until November 1996, was President of Yukon Spirit Mines Ltd. (now doing business as Gainey Resources Ltd.). International Tasty Fries and Yukon are affiliated entities. International Tasty Fries has a distributorship agreement with the Company for a number of European countries; Yukon's distribution agreement was reacquired by the Company in April 1998. Because of the potentially conflicting interests that Mr. Lambert may face, given his role as President of one of the Company's distributors and a director of the Company,

Mr. Lambert may find it necessary to recuse himself from certain strategic discussions in the normal course of business.

       In May of 1995, the Company loaned an officer/director $50,000 at 10% interest per annum. The loan was repaid in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1999 and 1998 was $-0- and $24,747, respectively.

       In August of 1996, the Company loaned a different officer/director $50,000 at 10% interest per annum. The loan was repaid in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1999 and 1998 was $-0- and $5,630, respectively.

       In the normal course of its business, the Company occasionally has legal services performed by one of Mr. Kelly's sons. The Company believes that the compensation paid for and services received in connection with such services are comparable to those it could expect to receive from other attorneys.

SUBSEQUENT EVENTS

       In January 1998, during the normal course of business, the Company reached an agreement to re-acquire one of its territorial distributorships from Yukon Spirits Mines, Ltd (now doing business as Gainey Resources Ltd.). The agreement was subject to approval by Yukon's shareholders and the Vancouver Stock Exchange. Yukon's distribution agreement included 23 U.S. states and seven European countries. As consideration, the Company issued 250,000 post-split shares of restricted stock and 100,000 warrants to purchase common stock. The warrants have an exercise price of $.66 per share and expire on December 30, 2000. The transaction closed in April 1998.

       In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to Lancaster Investment Corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. In connection with the transaction, the Company also issued 150,000 post-split shares of restricted stock to L. Eric Whetstone as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction. As of January 31,1999 $800,000 has been received by the Company and 1,600,000 shares have been released to the investor. The terms of this financing call for the Company to file a registration statement with the Securities and Exchange Commission within 30 days of signing, which was April 13, 1998. The Company intends to register all of the restricted common shares and warrant shares issued and/or granted under this transaction in a registration statement as soon as is practicable. SEE "CHANGES IN CONTROL."

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998

       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1999

                          INDEPENDENT AUDITOR'S REPORT

                   To the Board of Directors and Stockholders
                              of Tasty Fries, Inc.

We have audited the accompanying balance sheets of Tasty Fries, Inc. (a development stage company) (formerly Adelaide Holdings, Inc.) as of January 31, 1999 and 1998, and the related statements of operations, stockholder's equity (deficiency), and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasty Fries, Inc. as of January 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and from October 18, 1985 (inception) to January 31, 1999, in conformity with generally accepted accounting principles.

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

                             Schiffman Hughes Brown
                             Blue Bell, Pennsylvania
                                 March 30, 1999

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 BALANCE SHEETS AS OF JANUARY 31, 1999 AND 1998

                                                     ASSETS
                                                                                          1999               1998
                                                                                      ------------       ------------
Current assets:
  Cash                                                                                $     66,394       $    380,136
  Vending machines (Note 3)                                                                195,000             70,000
  Loans receivable, officers (Note 4)                                                       30,377
  Prepaid expenses                                                                         123,313
                                                                                      ------------       ------------
        Total Current assets                                                               384,707            480,513

Property and equipment, net of accumulated
depreciation of $45,400 in 1999 and $33,595 in 1998                                         24,777             36,581
                                                                                      ------------       ------------
Other assets:
Loan costs, net of accumulated amortization
    of $107,026 in 1999 and $28,074 in 1998                                                129,831            208,782
                                                                                      ------------       ------------

                                                                                      $    539,315       $    725,876
                                                                                      ============       ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable and accrued expenses                                               $  1,070,751       $    633,042
                                                                                      ------------       ------------

Convertible notes payable (Note 7)                                                                          2,202,321
                                                                                                         ------------

Unearned revenue (Note 8)                                                                  261,000            376,000
                                                                                      ------------       ------------

Commitments and contingencies (Note 9) Stockholders' equity (deficiency): Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding
17,995,606 shares at January 31, 1999 and
       8,638,630 shares at January 31, 1998                                                 17,996              8,638
    Additional paid-in capital                                                          13,426,963          9,570,693
    Deficit accumulated in development stage                                           (14,237,395)       (12,064,818)
                                                                                      ------------       ------------
                                                                                          (792,436)        (2,485,487)
                                                                                      ------------       ------------
                                                                                      $    539,315       $    725,876
                                                                                      ============       ============

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1999

                                             Cumulative
                                               Since
                                             Inception            1999              1998
                                            ------------      ------------      ------------
Revenues                                    $          0      $          0      $          0
                                            ------------      ------------      ------------
Costs and expenses:
Research,  machine
   and product development                     2,334,932           460,417           533,458
  Selling, general and administrative          9,111,982         1,660,404         2,670,980
  Nonrecurring compensation charge             1,031,250                           1,031,250
                                            ------------      ------------      ------------
                                              12,478,164         2,120,821         4,235,688
                                            ------------      ------------      ------------

Net loss before other income (expense)       (12,478,164)       (2,120,821)       (4,235,688)

Other  income  (expense):
   Interest income                                21,274             1,354            10,892
   Forfeited distributor deposits                 15,000
   Interest expense                             (575,755)          (53,110)         (459,104)
   Litigation settlements (Note 11)           (1,219,750)                           (114,688)
                                            ------------      ------------      ------------
                                              (1,759,231)          (51,756)         (562,900)
                                            ------------      ------------      ------------

Net loss                                    $(14,237,395)     $ (2,172,577)     $ (4,798,588)
                                            ============      ============      ============

Net loss per share of common stock          $      (1.14)     $       (.17)     $       (.78)
                                            ============      ============      ============

Weighted average shares outstanding                             12,518,419         6,128,198
                                                                ==========         =========

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               FOR THE PERIOD JANUARY 31, 1996 TO JANUARY 31, 1999


                                                                                       Paid                           Total
                                                                      Common            in            Retained      Stockholder
                                                                       Stock          Capital         Earnings        Equity
                                                                    ------------    ------------    ------------    -----------
Balance, January 31, 1996                                           $      3,850    $  6,357,625    $ (5,093,970)   $ 1,267,505
Redemption of 730,000 post-split shares issued
  to Acumen Services, Ltd. in September 1995                                (730)     (2,091,270)                    (2,092,000)
Issued 1,455,000 post-split shares                                         1,455       1,506,045                      1,507,500
Issued 125,000 post-split shares for services                                125         324,875                        325,000
Net loss for the year ended January 31, 1997                                                          (2,172,260)    (2,172,260)
                                                                    ------------    ------------    ------------    -----------
Balance, January 31, 1997                                                  4,700       6,097,275      (7,266,230)    (1,164,255)

Issuance of 1,500,000 post-split shares
  for nonrecurring compensation                                            1,500       1,029,750                      1,031,250
Issuance of 167,083 post-split shares of restricted stock                    167          53,583                         53,750
Issuance of 955,000 post-split shares for services                           955       1,239,045                      1,240,000
Issuance of 43,750 post-split shares for litigation settlement                44          54,644                         54,688
Issuance of 700,000 post-split shares for convertible notes                  700         396,979                        397,679
Issuance of 452,772 post-split shares
for repayment of notes payable                                               452         523,587                        524,039
Issuance of 120,000 post-split shares
  for repayment of notes payable officer/director                            120         175,830                        175,950
Net loss for the year ended January 31, 1998                                                          (4,798,588)    (4,798,588)
                                                                    ------------    ------------    ------------    -----------
Balance, January 31, 1998                                                  8,638       9,570,693     (12,064,818)    (2,485,487)

Issuance of 2,251,307 shares                                               2,252       1,017,748                      1,020,000
Issuance of 5,586,150 shares for convertible notes                         5,586       2,196,735                      2,202,321
Issuance of 42,704 shares for interest on convertible notes                   43          26,385                         26,428
Issuance of 1,226,815 shares for services                                  1,227         490,652                        491,879
Issuance of 250,000 shares for repurchase of distributorship                 250         124,750                        125,000
Net loss for year ended January 31, 1999                                                              (2,172,577)    (2,172,577)
                                                                    ------------    ------------    ------------    -----------
                                                                    $     17,996    $ 13,426,963    $(14,237,395)   $  (792,436)
                                                                    ============    ============    ============    ===========

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 1999

                                                          Cumulative
                                                            Since
                                                           Inception           1999              1998
                                                         ------------       -----------       -----------
Cash flows from operating activities:
  Net loss                                               $(14,237,395)      $(2,172,577)      $(4,798,588)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                           152,425            90,756            37,596
      Common stock issued for services                      3,748,015           491,879         2,299,411
      Common stock issued for litigation settlement           524,689            54,689
      Common stock issued on convertible notes                 26,427            26,427
Accrued interest on notes and convertible
notes payable                                                 398,577           398,577
Changes in assets and liabilities:
       Other assets                                          (318,313)         (248,313)            9,027
       Accounts payable and accrued expenses                1,070,752           437,709          (249,035)
        Unearned revenue                                      386,000            10,000
                                                         ------------       -----------       -----------
Net cash used by operating activities                      (8,248,823)       (1,364,119)       (2,248,323)
                                                         ------------       -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                        (70,177)                            (22,827)
    Loan costs                                               (236,856)                           (236,856)
                                                         ------------                         -----------
 Net cash used by investing activities                       (307,033)                           (259,683)
                                                         ------------                         -----------

Cash flows from financing activities:
    Proceeds from convertible notes payable                 2,600,000                           2,600,000
    Issuance of common  stock                               5,749,000         1,020,000            53,750
    Loan receivable, officers                                  30,377                              69,623
    Note payable, current                                     193,250                             133,250
    Officer/director note                                      80,000                              30,000
                                                         ------------       -----------       -----------
Net cash provided by financing activities                   8,622,250         1,050,377         2,886,623
                                                         ------------       -----------       -----------

Net increase (decrease) in cash                                66,394          (313,742)          378,617
Cash, beginning balance                                                         380,136             1,519
                                                         ------------       -----------       -----------

Cash, ending balance                                     $     66,394       $    66,394       $   380,136
                                                         ============       ===========       ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $     45,851                         $    10,500
                                                         ============                         ===========
Supplemental disclosure of non-cash financing
activities:
Issuance of common stock for services                    $  3,748,015       $   491,879       $ 2,299,411
                                                         ============       ===========       ===========
Issuance of common stock for
        conversion of note payable                       $  2,675,000       $ 2,202,321       $   397,679
                                                         ============       ===========       ===========
      Issuance of common stock for
         repurchase of distributorship                   $    225,000       $   125,000
                                                         ============       ===========
Issuance of common stock for
         litigation settlement                           $    524,689       $    54,689
                                                         ============       ===========
      Accrued interest on notes payable                  $    398,577       $   398,577
                                                         ============       ===========

                   The accompanying notes are an integral part
                          of these financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 1999 AND 1998


1.     Description of Business:

       The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to January 31, 1999 totaling $2,334,932. The Company has received ten pre-production prototype machines used for demonstrative and sales purposes, and it is anticipated that each machine can be sold for approximately $9,000. The Company is currently in the process of producing its first 25 machines, which are in process and included in vending machines at $125,000. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations from the sale of its French fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines, and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan, it is reasonably confident that it will enable the Company to continue its business and grow modestly.

2.     Significant accounting policies:

       Property and equipment:

       Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for January 31, 1999 and 1998 was $11,805 and $9,522, respectively.

       Intangibles:

       Intangibles, consisting of loan costs, are being amortized on a straight line basis over three years.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1999 AND 1998


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

       Unearned revenue:

       Represents monies received for distribution rights of the vending machines which the Company is still in the process of developing and testing. The Company records these monies as unearned revenue upon receipt. These deferrals will be recognized as income over the life of the machine upon commercial production of machines or upon forfeiture by distributors as a result of breach of contract. Since commercial production of the machine has not commenced, the unearned revenue is classified as a noncurrent liability.

       Use of estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from those estimates.

       Concentration of credit risk:

       The Company occasionally maintains deposits in excess of federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

       Earnings per share:

       In March 1997, the FASB issued SFAS No. 128, Earnings per Share. The statement requires the Company to disclose both basic earnings per share and diluted earnings per share for annual and interim periods ending after December 15, 1997. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares and common share equivalents that would arise from the exercise of options and warrants or conversions of convertible securities. The Company incurred losses from operations in 1998 and 1997; therefore, basic and diluted earnings per share have been computed in the same manner since the exercise of warrants and the conversion of the convertible notes payable would be antidilutive.

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1999 AND 1998


3.     Vending machines:

       Vending machines are carried at the lower of cost or market. During the year ended January 31, 1995, the Company paid to Premier, $246,600, for the production of ten pre-production machines. In the year ended January 31, 1995, the Company charged $176,600 to research and development expense. During the year ended January 31, 1999, the Company paid various third parties $264,782 for the production of the first 25 commercial machines. Of the amount paid, the Company charges $139,782 to research and development expense.

4.     Loans receivable, officers:

       In May 1995, an officer borrowed $50,000 from the Company. The loan was repaid, along with interest at 10% per annum, in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1999 and 1998 was $-0- and $24,747, respectively.

       In August, 1996, another officer borrowed $50,000 from the Company. This loan was repaid, along with interest at 10% per annum, in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1999 and 1998 was $-0- and $5,630, respectively.

5.     Notes Payable:

       An unsecured note from a shareholder which bears interest at the rate of 8% per annum was due June 4, 1993 but was extended indefinitely. The Company issued to the note holder, options for 400,000 pre-split shares of its common stock on December 22, 1994, with an exercise price of $.35 per share. The Company issued 180,000 and 90,000 pre-split shares of its common stock on December 22, 1994 and May 4, 1995, respectively, to the note holder in addition to paying $30,600 on May 5, 1995. This payment of $30,600 on May 5, 1995 includes a principal payment of $25,000 and interest covering the period June, 1992 to March, 1995 in the amount of $5,600. The 180,000 and 90,000 pre-split shares were issued as consideration for indefinitely extending the repayment and recorded as a financing expense which is included in selling, general and administrative expense. In October, 1997, the Company issued 90,547 post-split shares of its common stock in satisfaction of this debt, including interest. The balance at January 31,1998 was $0.

       In November, 1996, an unrelated third party advanced the Company $35,000. This advance bears no interest and repayment is due on demand. The Company repaid $20,000 in March, 1997; $7,000 in May, 1997; and $8,000 in
       June, 1997.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1999 AND 1998


5.     Notes Payable (continued):

       In March 1997, the Company received $282,000 in proceeds from loans made to the Company by nine individuals, including two directors of the Company (one of whom is also an officer). The principal and interest due was repaid to these individuals in the form of restricted stock in October 1997. The total number of post-split shares issued was 482,044.

6.     Note Payable, Officer/Director:

       Represents the unsecured note from a former officer/director of the Company which bears interest at the rate of 8% per annum and is due and payable on demand. The Company reduced this note to $50,000 with a principal payment of $79,947 on May 1, 1995. In addition to the principal payment on May 1, 1995, the Company also paid interest in the amount of $9,576. In April 1997, the Company paid $59,000 in satisfaction of this note. Balance as of January 31, 1999 was $0.

7.     Convertible Notes Payable:

       In June 1997, the Company received $1,000,000 in exchange for notes convertible into the Company's common stock. Pursuant to the terms of the financing, the Company issued 1,142,857 post-split shares of common stock to be held in escrow, pending the potential conversion of notes. In September 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 post-split shares of common stock. In November 1997, the Company issued an additional 380,000 post-split shares of common stock to be held in escrow for potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $602,321. The remaining 822,857 post-split shares of common stock in escrow are not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 444,000 post-split shares common stock were issued into escrow, pending conversion of the notes; these additional shares are not deemed to be outstanding as of January 31, 1998. During the year ended January 31, 1999, the Company issued 1,480,280 shares of common stock in satisfaction of the remaining $602,321 of convertible notes.

       In November 1997, in a separate transaction, the Company received $1,600,000 in exchange for notes convertible into the Company's common stock. Pursuant to the terms of the financing, the Company issued 2,400,000 post-split shares of common stock to be held in escrow, pending the potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $1,600,000. The 2,400,000 post-split shares of common stock in escrow are not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 960,000 shares common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999, the Company issued 4,105,870 shares of common stock in satisfaction of these convertible notes.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1999 AND 1998

8.     Unearned Revenue:

       Represents monies received for distribution rights of the vending machines which the Company is still in the process of developing and testing. Also includes monies received as deposits on machines in production. The Company records these monies as unearned revenue upon receipt.

       During the year ended January 31, 1999, the Company issued 250,000 shares of common stock to reacquire an existing distributorship valued at $125,000. The Company also received during the year $10,000 as a prepayment for a French fry machine. 9. Commitments and Contingencies:

       During the years ended January 31, 1999 and 1998, the Company paid $43,314 and $49,284, respectively, for the rental of office space. The Company's current lease commitments total approximately $3,628 per month until May 31, 1999.

10.    Issuance of Common Stock:

       After the return to treasury of a total of 287,500 shares, an aggregate of 9,356,976 shares were issued during the year ended January 31, 1999. The following shares were issued during the year: 2,251,307 shares were sold in private placements by the Company; 5,628,854 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes): 1,226,815 shares were issued in payment of services; 250,000 shares were issued as consideration for the reacquisition of an existing distributorship.

       An aggregate of 3,938,605 shares were issued during the year ended January 31, 1998, including: 1,500,000 shares issued to Edward Kelly as a one-time, nonrecurring compensation event; 3,922,857 shares issued into escrow, pursuant to the June and November, 1997 convertible notes financing; 572,772 shares issued for repayment of notes payable (including notes payable to officers/director); 167,083 shares issued in private placements of restricted common stock; 955,000 shares were issued as payment for services; 43,750 shares issued for settlement of litigation. 3,222,857 of the aggregate 3,922,857 shares issued into escrow pursuant to the June and November, 1997 financing remain in escrow and are not deemed to be outstanding as of January 31, 1998 (see Note 7).

       Subsequent to January 31, 1999, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice when appropriate.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1999 AND 1998


11.    Litigation:

       CALIFORNIA FOOD AND VENDING LITIGATION

       On August 17, 1998, California Food and Vending, Inc. ("CFV") filed a multi-count law suit in the United States District Court for the Central District of California against the Company. CFV asserted, in essence that Tasty Fries and its Chief Executive Officer, Edward C. Kelly breached the terms of the settlement reached with it in the prior litigation by failing to sell distributorships, failing to accede to CFV's to maintain its option at the pre-reverse split level notwithstanding the fact that the Company's stock went through a reverse split after the settlement and misrepresenting the Company's condition at the time of the settlement. CFV's First Amended Complaint was dismissed with leave to amend only some of the counts. It is the opinion of the Company's counsel that CFV's law suit lacks merit and that the Company will prevail.

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

       PRIZE FRIES LITIGATION - DISMISSED, ON APPEAL

       On August 28, 1996, the Company, Edward C. Kelly and Premier Design, Ltd., were added as defendants to a civil lawsuit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Fries, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the French fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The plaintiffs are appealing the dismissal.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 1999 AND 1998

12.    Common Stock Option Plan:

       The Company adopted incentive and non qualified stock option plans for employees effective as of September 18, 1995. The plan also provides for stock options to be issued to non-employee directors based upon a formula set forth in the document. The incentive stock option plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at not less than the estimated fair market value at the date of the grant and are exercisable during specified future periods. There were no options granted as of January 31, 1999 or 1998 to any executive officers, but non-employee directors received options as of January 31, 1997 to purchase an aggregate of 12,926 shares of common stock, respectively, at an exercise price of $2.45 per share.

       Adoption of SFAS 123 by the Company would require an expense of $30,000 in 1997, as directors fees to be accrued for the 12,246 options at the fair value of $2.45 on grant date .

13.    Preferred stock:

       On July 29, 1991, the Board of Directors authorized 5,000,000 shares of preferred stock at a par value of $.001 per share. No shares of preferred stock were issued as of January 31, 1999 and 1998, respectively.

14.    Options & Warrants Outstanding:

       As of January 31, 1999 and 1998, the Company had 5, 792,052 and 4,292,052 warrants and options, respectively, to purchase common stock outstanding.

15.    April 1998 financing:

       In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of January 31, 1999, $800,000 of the $1,500,000 in proceeds has been received by the Company and 1,600,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due are anticipated to be received by June 30 1999.

       REPORTS ON FORM 8-K.

Forms 8-K dated June 3, 1997 and November 5, 1997 are hereby incorporated by reference.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TASTY FRIES, INC.

Date: April 28, 1999                        By: /s/ EDWARD C. KELLY
                                                -------------------
                                                Edward C. Kelly
                                                President and Principal
                                                Financial Officer

       In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ EDWARD C. KELLY                       April 28, 1999
---------------------                     Edward C. Kelly, Chairman, CEO
                                          President, Treasurer & Director


/s/ LEONARD J. KLARICH                    April 28, 1999
----------------------                    Leonard J. Klarich, Vice President,
                                          Secretary & Director


/s/ JURGEN A. WOLF                        April 28, 1999
------------------                        Jurgen A. Wolf, Director


/s/ IAN D. LAMBERT                        April 28, 1999
------------------                        Ian D. Lambert, Director


/s/ KURT N. ZIEMER                        April 28, 1999
------------------                        Kurt N. Ziemer, Director