Form 10QSB
period 1999-04-30
TASTY FRIES INC
filed 1999-06-14
CIK 791885

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

                      FOR THE QUARTER ENDED APRIL 30, 1999
                         COMMISSION FILE NO. 33-4460-NY
                            ------------------------

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

    As of April 30, 1999: 20,195,606 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                              APRIL  30,         JANUARY 31,
                                                                                 1999               1999
                                                                              -----------       -----------
                                                                               (Unaudited)
Current assets:
         Cash............................................................$       197,791       $    66,394
         Vending machines................................................        195,000           195,000
         Prepaid Expenses................................................         58,753           123,313
                                                                              -----------       -----------
           Total Current assests.........................................        451,544           384,707
                                                                              -----------       -----------

Property and equipment, net .............................................         29,144            24,777
                                                                              -----------       -----------
Other assets:
    Loan costs, net of accumulated amortization   .......................        110,093           129,831
                                                                              -----------       -----------

                                                                           $     590,781       $   539,315
                                                                              -----------       -----------
                                                                              -----------       -----------


                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses.................................  $     870,739       $ 1,070,751
                                                                              -----------       -----------

Unearned revenue ........................................................        261,000           261,000
                                                                              -----------       -----------
Stockholders' deficiency:
    Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 20,195,606 shares at April 30, 1999 and
    17,995,606 at January 31, 1999.......................................         20,196            17,996
Additional paid-in capital...............................................     14,084,763        13,426,963
Deficit accumulated in development stage.................................    (14,645,917)      (14,237,395)
                                                                              -----------       -----------

                                                                                (540,958)         (792,436)
                                                                              -----------       -----------
                                                                             $   590,781      $    539,315
                                                                              -----------       -----------
                                                                              -----------       -----------




                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (UNAUDITED)



                                                    1999               1998
                                                    ----               ----

Revenues .................................      $                  $
                                                ------------       ------------

Costs and expenses:
  Research, machine and
    product development ..................             6,431             67,598
  Selling, general and administrative ....           402,091            475,514
                                                ------------       ------------
                                                $    408,522            543,112
                                                ------------       ------------

Net loss before other income (expense) ...          (408,522)          (543,112)

Other income (expense):
    Interest income ......................                                  687
    Interest expense .....................                              (27,535)
                                                ------------       ------------
                                                                        (26,848)
                                                ------------       ------------
Net loss .................................      $   (408,522)      $   (569,960)
                                                ------------       ------------
                                                ------------       ------------

Net loss per share of common stock .......      ($      0.02)      ($      0.06)
                                                ------------       ------------
                                                ------------       ------------

Weighted average shares outstanding ......        18,870,145          9,889,910
                                                ------------       ------------
                                                ------------       ------------



                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                   (UNAUDITED)


                                                                                                                  TOTAL
                                                              COMMON           PAID-IN           DEFICIT       STOCKHOLDERS'
                                                              STOCK            CAPITAL        ACCUMULATION        DEFICIT
                                                              -----            -------        ------------        -------
Balance, February 1, 1999..........................          $ 17,996      $ 13,426,963      $(14,237,395)     $ (792,436)

Issuance of 1,900,000 shares .......................            1,900           598,100                            600,000
Issuance of 300,000 shares for services ............              300            59,700                             60,000
Net loss for three months .................,........                                             (408,522)       (408,522)
                                                             --------      ------------      ------------      ----------
Balance, April 30, 1999 ............................         $ 20,196      $  14,084,763     $(14,645,917)     $ (540,958)
                                                             --------      ------------      ------------      ----------
                                                             --------      ------------      ------------      ----------



                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                                    1999                1998
                                                                                    ----                ----

Cash flows from operating activities
   Net loss..............................................................  $    (408,522)      $    (569,960)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
          Depreciation and amortization..................................         22,890              22,687
          Common stock issued for services...............................         60,000              57,000
          Common stock issued for interest on convertible notes..........                             26,427
    Changes in assets and liabilities
       Other assets......................................................         64,560             (36,503)
       Accounts payable and accrued expenses.............................       (200,012)      $     104,250
                                                                           -------------       -------------
Net cash used by operating activities....................................       (461,084)           (396,099)
                                                                           -------------       -------------

Cash flows from investing activities:
    Purchase of furniture and equipment..................................         (7,519)
                                                                           -------------       -------------

Cash flows from financing activities:
     Sale of common stock................................................        600,000
     Loan receivable, officers...........................................                             21,180
                                                                           -------------       -------------
Net cash provided by financing activities................................        600,000              21,180
                                                                           -------------       -------------

Net increase in cash.....................................................        131,397           (374,919)

Cash, beginning balance..................................................         66,394             380,136
                                                                           -------------       -------------

Cash, ending balance.....................................................  $     197,791     $         5,217
                                                                           -------------       -------------
                                                                           -------------       -------------

Supplemental disclosure of cash flow information:
    Cash paid for interest...............................................  $        -0-        $         -0-
                                                                           -------------       -------------
                                                                           -------------       -------------
Supplemental disclosure of non-cash financing activities:
      Issuance of common stock for services..............................  $      60,000       $      57,000
                                                                           -------------       -------------
                                                                           -------------       -------------



                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

2. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company is a development stage company, having not yet completed the process of designing, manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to April 30, 1999 totaling $2,141,209. The Company produced 10 preproduction machines for demonstration and sales purposes. These machines have a book value of $7,000 each. The Company is currently in the process of producing its first 25 machines, which are in process and included in inventory at $125,000.00. The difference between the anticipated selling price and the cost to obtain the machines has been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

3.  ISSUANCE OF COMMON STOCK:

The Company issued an aggregate of 2,200,000 shares during the quarter ended April 30, 1999. 1,900,000 shares were sold in private placements by the company and 300,000 shares were issued in payment of services.


After the return to treasury of a total of 287,500 shares, an aggregate of 2,199,424 shares were issued during the quarter ended April 30, 1999. The following shares were issued during the quarter: 1,736,924 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes). 212,500 shares were issued in payment of services; 250,000 shares were issued as consideration for the re-acquisition of an existing distributorship.

4.  APRIL 1998 FINANCING:

In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of April 30, 1999, $1,000,000 of the $1,500,000 in proceeds has been received by the Company and 2,000,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due are anticipated to be received by June 15, 1999.

ITEM 2.  PLAN OF OPERATION

GENERAL

The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending April 30, 1999, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1997 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At April 30, 1999 the Company had approximately $197,791 in cash.

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

        On August 28, 1996. the Company, Edward C. Kelly and Premier Design, Ltd., were added as defendants to a civil lawsuit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Fries, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the French fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The case, which was removed to federal court, has now been remanded by the federal court to the state court for disposition where it will be vigorously contested.

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

                                       TASTY FRIES, INC.


                                       /s/ Edward C. Kelly
                                       -----------------------------------------
                                       Edward C. Kelly,
Date: June 10, 1999                    PRESIDENT AND PRINCIPAL FINANCIAL OFFICER