Form 10QSB
period 1999-07-31
TASTY FRIES INC
filed 1999-09-14
CIK 791885

================================================================================

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

                       For the Quarter Ended July 31, 1999
                         Commission File No. 33-4460-NY

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

                          650 Sentry Parkway, Suite One
                               Blue Bell, PA 19422
               (Address Of Principal Executive Offices) (Zip Code)

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

                                YES |X|    NO |_|

      As of July 31, 1999: 23,222,511 shares of common stock were outstanding.

================================================================================

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                     July 31,       January 31,
                                                       1999            1999
                                                   ------------    ------------
                                                    (Unaudited)
Current assets:
      Cash .....................................   $    183,879    $     66,394
      Vending machines .........................        195,000         195,000
      Prepaid Expenses .........................                        123,313
                                                   ------------    ------------
        Total Current assests ..................        378,879         384,707
                                                   ------------    ------------

Property and equipment, net ....................         25,617          24,777
                                                   ------------    ------------
Other assets:
    Loan costs, net of accumulated
    amortization of $146,500 ...................         90,355         129,831
                                                   ------------    ------------

                                                   $    494,851    $    539,315
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses .......   $  1,866,924    $  1,070,751
                                                   ------------    ------------

Unearned revenue ...............................        220,000         261,000
                                                   ------------    ------------
Stockholders' deficiency:
    Common stock, $.001 par value;
    authorized 50,000,000 shares; issued and
    outstanding 23,222,511 shares at
    July 31, 1999 and 17,995,606 at
    January 31, 1999 ...........................         23,222          17,996
Additional paid-in capital .....................     15,279,688      13,426,963
Deficit accumulated in development stage .......    (16,894,983)    (14,237,395)
                                                   ------------    ------------
                                                     (1,592,073)       (792,436)
                                                   ------------    ------------
                                                   $    494,851    $    539,315
                                                   ============    ============

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                   1999            1998            1999            1998
Revenues ...................................   $               $               $               $
                                               ------------    ------------    ------------    ------------
Costs and expenses:
   Research, machine and product development         45,934          51,336          52,366         118,934
   Selling, general and administrative .....        847,679         554,011       1,249,770       1,029,525
                                               ------------    ------------    ------------    ------------
                                                    893,613         605,347       1,302,136       1,148,459
                                               ------------    ------------    ------------    ------------
Net loss before other income (expense) .....       (893,613)       (605,347)     (1,302,136)     (1,148,459)
                                               ------------    ------------    ------------    ------------
Other income (expense):
   Interest income .........................             --             667              --           1,354
   Interest expense ........................         (8,952)        (18,958)         (8,952)        (46,493)
   Reacquired distributorships .............       (221,500)                       (221,500)
   Litigation settlement ...................     (1,125,000)                     (1,125,000)
                                               ------------    ------------    ------------    ------------
                                                 (1,355,452)        (18,291)     (1,355,452)        (45,139)
                                               ------------    ------------    ------------    ------------
Net loss ...................................   $ (2,249,065)   $   (623,638)   $ (2,657,588)   $ (1,193,598)
                                               ============    ============    ============    ============
Net loss per share of common stock .........   $      (0.11)   $      (0.06)   $      (0.14)   $      (0.11)
                                               ============    ============    ============    ============
Weighted average shares outstanding ........     19,681,421      10,830,334      19,462,404      10,525,092
                                               ============    ============    ============    ============

                         See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JULY 31, 1999
                                   (Unaudited)

                                                                                              Total
                                                 Common        Paid-In       Deficit       Stockholders'
                                                  Stock        Capital     Accumulation       Deficit
                                               -----------   -----------   ------------    -----------
Balance, February 1, 1999 ..................   $    17,996   $13,426,963   $(14,237,395)   $  (792,436)
Issuance of  2,900,000 shares ..............         2,900       797,100                       800,000
Issuance of  250,000 shares for litigation
    settlement .............................           250      124 ,750                       125,000
Issuance of 1,576,905 shares for service ...         1,576       681,375                       682,951
Issuance of 500,000 shares for repurchase of
    distributorship ........................           500       249,500                       250,000
Net loss for  six months ...................                                 (2,657,588)    (2,657,588)
                                               -----------   -----------   ------------    -----------
Balance, July 31, 1999 .....................   $    23,222   $15,279,688   $(16,894,983)   $(1,592,073)
                                               ===========   ===========   ============    ===========

                         See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)

                                                                       Three Months Ended            Six Months Ended
                                                                      1999           1998           1999           1998
                                                                      ----           ----           ----           ----
Cash flows from operating activities:
   Net loss ...................................................   $(2,249,066)   $  (623,638)   $(2,657,588)   $(1,193,598)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization .........................        23,264         22,692         46,154         45,379
        Common stock issued for services ......................       622,951                       682,951         57,000
        Common stock issued for litigation settlement .........       125,000                       125,000
        Common stock issued for interest on convertible notes .                                                     26,427
        Common stock issured for repurchase of distributorships       250,000                       250,000

 Changes in assets and liabilities:
         Other assets .........................................        58,753       (115,467)       123,313       (151,970)
         Unearned revenue .....................................       (41,000)                      (41,000)
         Accounts payable and accrued expenses ................       996,185        101,557        796,173        205,807
                                                                  -----------    -----------    -----------    -----------
Net cash used by operating activities .........................      (213,913)      (614,856)      (674,997)    (1,010,955)
                                                                  -----------    -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of furniture and equipment ......................           -0-            -0-         (7,519)           -0-
                                                                  -----------    -----------    -----------    -----------
Cash flows from financing activities:
   Sale of common stock .......................................       200,000        650,000        800,000        650,000
    Loan receivable, officers .................................                        9,197                        30,377
                                                                  -----------    -----------    -----------    -----------
Net cash provided by financing activities .....................       200,000        659,197        800,000        680,377
                                                                  -----------    -----------    -----------    -----------
Net increase (decrease) in cash ...............................       (13,913)        44,341        117,484       (330,578)
Cash, beginning balance .......................................       197,791          5,217         66,394        380,136
                                                                  -----------    -----------    -----------    -----------
Cash, ending balance ..........................................   $   183,878    $    49,558    $   183,878    $    49,558
                                                                  ===========    ===========    ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest .....................................   $       -0-    $       -0-    $       -0-    $       -0-
                                                                  ===========    ===========    ===========    ===========
 Supplemental disclosure of non-cash financing activities:
   Issuance of common stock for services ......................   $   622,951    $       -0-    $   682,951    $    57,000
                                                                  ===========    ===========    ===========    ===========
   Issuance of common stock for litigation settlement .........   $   125,000                   $   125,000
                                                                  ===========                   ===========
   Issuance of common stock for repurchase of distributorships    $   250,000                   $   250,000
                                                                  ===========                   ===========

                        See notes to financial statements

                                 TASTY FRIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                    (Unaudited)

1. Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

2. Description of Business and Significant Accounting Policies:

The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to July 31, 1999 totaling $2,187,143. The Company produced 10 preproduction machines for demonstration and sales purposes. These machines have a book value of $7,000 each. The Company is currently in the process of completing its first 25 machines, which are included in inventory at $125,000.00. The difference between the anticipated selling price and the cost to build the first 25 machines has been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

3. Issuance of Common Stock:

The Company issued an aggregate of 5,226,905 shares during the six months ended July 31, 1999. 2,900,000 shares were sold in private placements by the company, 1,576,905 shares were issued in payment of services, 250,000 shares were issued for litigation settlement and 500,000 shares were issued for repurchase of distributorships.

After the return to treasury of a total of 287,500 shares, an aggregate of 4,270,082 shares were issued during the six months ended July 31, 1998. The following shares were issued during the six months: 1,300,000 shares were sold in private placements by the Company: 3,807,582 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes); 212,500 shares were issued in payment of services; 250,000 shares were issued as consideration for the re-acquisition of an existing distsributorship.

4. April 1998 Financing:

In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of July 31, 1999, $1,000,000 of the $1,500,000 in proceeds has been received by the Company and 2,000,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due are anticipated to be received by September 30, 1999.

ITEM 2. PLAN OF OPERATION

General

The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending July 31, 1999, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1998 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At July 31, 1999 the Company had approximately $183,879 in cash.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 17, 1998, California Food and Vending, Inc. ("CFV") filed a multi-count law suit in the United States District Court for the Central District of California alleging that Tasty Fries and its Chief Executive Officer, Edward C. Kelly had not complied with the parties prior settlement agreement by failing to sell distributorships, misrepresenting the Company's financial condition at the time of the settlement and completing a reverse split of the Company's stock after the settlement reducing the number of CFV's options to purchase the company's stock and increasing the cost of the options. Tasty Fries countersued California Food & Vending charging that it had breached its fiduciary responsibility as Tasty Fries' distributor by failing to market and promote the TFRY French fry vending machine and by unsuccessfully attempting to introduce its own machine.

On July 12, 1999, the Company and CFV settled the case. Tasty Fries regained its State of California distributorship which was owned by California Food & Vending. CFV gave up its rights to share equally in the first $4,000,000 of international and domestic distributorship fees to be paid to Tasty Fries when it commences the commercial delivery of its machines and twenty five percent of all such fees paid to Tasty Fries after the first $4,000,000. Tasty Fries received a 10% reduction from $500 per machine to $450 per machine with respect to the royalty to be paid to CFV on the cost of the machines. CFV received 250,000 shares of the Company's common stock and $1,000,000.

The litigation has been dismissed.

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

                                    TASTY FRIES, INC.

                                    -----------------------------------------
                                    Edward C. Kelly,
Date: September 13, 1999            President and Principal Financial Officer