Form 10QSB
period 1999-10-31
TASTY FRIES INC
filed 1999-12-14
CIK 791885

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

                     For the Quarter Ended October 31, 1999
                         Commission File No. 33-4460-NY

                           --------------------------

                                TASTY FRIES, INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------

                  NEVADA                                 65-0259052
         State or other jurisdiction        (I.R.S. Employer Identification No.)
         incorporation or organization

                          650 SENTRY PARKWAY, SUITE ONE
                          BLUE BELL, PENNSYLVANIA 19422
               (Address Of Principal Executive Offices)(Zip Code)

                                 (610) 941-2109
               (Registrant's telephone number, include area code)

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

                                YES |X|   NO |_|

         As of October 31, 1999: 24,925,011 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                 October 31,      January 31,
                                                                    1999             1999
                                                                ------------     ------------
                                                                (Unaudited)
Current assets:
   Cash                                                         $    100,102     $     66,394
   Vending machines                                                  195,000          195,000
   Prepaid expenses                                                       --          123,313
                                                                ------------     ------------
         Total current assets                                        295,102          384,707
                                                                ------------     ------------

Property and equipment, net                                           22,938           24,777
                                                                ------------     ------------

Other assets:
   Loan costs, net of accumulated
    amortization of $166,240                                          70,617          129,831
                                                                ------------     ------------

                                                                $    388,657     $    539,315
                                                                ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses                        $  1,955,009     $  1,070,751
   Loan payable, officer                                              10,567
                                                                ------------     ------------
         Total current liabilities                                 1,965,576        1,070,751
                                                                ------------     ------------

Unearned revenue                                                     220,000          261,000
                                                                ------------     ------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 24,925,011
    shares at October 31, 1999 and
    17,995,606 at January 31, 1999                                    24,925           17,996
   Additional paid-in capital                                     16,083,561       13,426,963
   Deficit accumulated in development stage                      (17,905,405)     (14,237,395)
                                                                ------------     ------------
                                                                  (1,796,919)        (792,436)
                                                                ------------     ------------

                                                                $    388,657     $    539,315
                                                                ============     ============

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)

                                               Three Months Ended                 Nine Months Ended
                                              1999             1998             1999             1998
                                          ------------     ------------     ------------     ------------
Revenues                                  $                $                $                $
                                          ------------     ------------     ------------     ------------

Costs and expenses:
Research, machine and
 product development                            73,171          112,814          125,537          231,748
Selling, general and
 administrative                                937,251          487,448        2,187,021        1,516,973
                                          ------------     ------------     ------------     ------------
                                             1,010,422          600,262        2,312,558        1,748,721
                                          ------------     ------------     ------------     ------------
Net loss before other income (expense)      (1,010,422)        (600,262)      (2,312,558)      (1,748,721)
                                          ------------     ------------     ------------     ------------

Other income (expense):
Interest income                                                                                     1,354
Interest expense                                                 (6,617)          (8,952)         (53,110)
Reacquired distributorships                                                     (221,500)
Litigation settlement                             --               --         (1,125,000)            --
                                          ------------     ------------     ------------     ------------
                                                  --             (6,617)      (1,355,452)         (51,756)
                                          ------------     ------------     ------------     ------------

Net loss                                  $ (1,010,422)    $   (606,879)    $ (3,668,010)    $ (1,800,477)
                                          ============     ============     ============     ============

Net loss per share of common stock        $      (0.05)    $      (0.05)    $      (0.18)    $      (0.15)
                                          ============     ============     ============     ============

Weighted average shares outstanding         21,386,880       12,292,464       20,626,641       11,717,036
                                          ============     ============     ============     ============

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)

                                                                                                Total
                                       Common          Paid-In             Deficit          Stockholders'
                                       Stock           Capital           Accumulation          Deficit
                                      -------        -----------         ------------       -------------
Balance, February 1, 1999             $17,996        $13,426,963         $(14,237,395)       $  (792,436)

Issuance of 3,000,000 shares            3,000            847,000                                 850,000

Issuance of 250,000 shares for
 litigation settlement                    250            124,750                                 125,000

Issuance of 3,179,405 shares
 for services                           3,179          1,435,348                               1,438,527

Issuance of 500,000 shares for
 repurchase of distributorship            500            249,500                                 250,000

Net loss for nine months                                                   (3,668,010)        (3,668,010)
                                      -------        -----------         ------------        -----------

Balance, October 31, 1999             $24,925        $16,083,561         $(17,905,405)       $(1,796,919)
                                      =======        ===========         =============       ============

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                        1999            1998            1999            1998
                                                     -----------     -----------     -----------     -----------
Cash flows from operating activities:
Net loss                                             $(1,010,422)    $  (606,879)    $(3,668,010)    $(1,800,477)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
      Depreciation and amortization                       22,418          22,687          68,572          68,066
      Common stock issued for services                   755,576         246,878       1,438,527         303,878
      Common stock issued for litigation
       settlement                                                                        125,000
      Common stock issued for interest
       on convertible notes                                                                               26,427
      Common stock issued for repurchase
       of distributorships                                                               250,000
Changes in assets and liabilities:
      Other assets                                                        26,970         123,313        (125,000)
      Unearned revenue                                                    10,000         (41,000)         10,000
      Accounts payable and accrued expenses               88,085          61,656         884,258         267,463
                                                     -----------     -----------     -----------     -----------
Net cash used by operating activities                   (144,343)       (238,688)       (819,340)     (1,249,643)
                                                     -----------     -----------     -----------     -----------

Cash flows from investing activities:
Purchase of furniture and equipment                            0               0          (7,519)              0
                                                     -----------     -----------     -----------     -----------

Cash flows from financing activities:
Sale of common stock                                      50,000         230,000         850,000         880,000
Loan payable, officer                                     10,567            --            10,567          30,377
                                                     -----------     -----------     -----------     -----------
Net cash provided by financing activities                 60,567         230,000         860,567         910,377
                                                     -----------     -----------     -----------     -----------

Net increase (decrease) in cash                          (83,776)         (8,688)         33,708        (339,266)

Cash, beginning balance                                  183,878          49,558          66,394         380,136
                                                     -----------     -----------     -----------     -----------

Cash, ending balance                                 $   100,102     $    40,870     $   100,102     $    40,870
                                                     ===========     ===========     ===========     ===========


Supplemental disclosure of cash flow information:
Cash paid for interest                               $         0     $         0     $         0     $         0
                                                     ===========     ===========     ===========     ===========
Supplemental disclosure of non-cash
 financing activities:
Issuance of common stock for services                $   755,576     $   246,878     $ 1,438,527     $   303,878
                                                     ===========     ===========     ===========     ===========
Issuance of common stock for
 litigation settlement                                                               $   125,000
                                                                                     ===========
Issuance of common stock for repurchase
 of distributorships                                                                 $   250,000
                                                                                     ===========

                       See notes to financial statements

                                        6
                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)


1.       Basis of presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

2.       Description of business and significant account policies:

         The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to October 31, 1999 totaling $2,260,314. The Company produced 10 preproduction machines for demonstration and sales purposes. These machines have a book value of $7,000 each. The Company is currently in the process of completing its first 25 machines, which are included in inventory at $125,000.00. The difference between the anticipated selling price and the cost to build the first 25 machines has been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

3.       Issuance of common stock:

         The Company issued an aggregate of 6,929,405 shares during the nine months ended October 31, 1999. 3,000,000 shares were sold in private placements by the Company, 3,179,405 shares were issued in payment of services, 250,000 shares were issued for litigation settlement, and 500,000 shares were issued for repurchase of distributorships.

         After the return to treasury of a total 287,500 shares, an aggregate of 8,460,669 shares were issued during the nine months ended October 31, 1998. The following shares were issued during the nine months:
         1,825,000 shares were sold in private placements by the Company; 5,628,854 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes); 756,815 shares were issued in payment of services; and 250,000 shares were issued as consideration for the re-acquisition of an existing distributorship.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)


4.       April 1998 financing:

         In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of October 31, 1999, $1,050,000 of the $1,500,000 in proceeds has been received by the Company and 2,100,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due are anticipated to be received by January 31, 2000.

         ITEM 2. PLAN OF OPERATION

         General

         The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending October 31, 1999, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1998 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

         Liquidity and Capital Resources

         Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At October 31, 1999 the Company had approximately $100,102 in cash.

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

         ITEM 3. FORWARD-LOOKING STATEMENTS

         When used in this report and in future filings by the Company with the Commission, in the Registrant's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including the Company's liquidity constraints, potential increases in manufacturing costs and delays, pending litigation, availability of raw materials, competition, demand for the Machine and other proprietary products, and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

                  None

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tasty Fries, Inc.


                                       /s/ Edward C. Kelly
                                       -----------------------------------------
                                       Edward C. Kelly
Date: December 13, 1999                President and Principal Financial Officer