Form 10QSB/A
period 1999-04-30
TASTY FRIES INC
filed 2000-05-05
CIK 791885

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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
                                   (Unaudited)




                                     ASSETS

                                                  April 30,        January 31,
                                                   1999               1999
                                                -----------        -----------
                                                (Unaudited)
Current assets:
   Cash                                         $     197,791     $      66,394
   Prepaid expenses                                    58,753           123,313
                                                --------------     -------------
         Total current assets                         256,544           189,707
                                                 -------------     -------------

Property and equipment, net                            29,144            24,777
                                                --------------    --------------

Other assets:
   Vending machines                                   195,000           195,000
   Loan costs, net of accumulated amortization        110,093           129,831
                                                --------------     -------------
                                                      305,093           324,831
                                                 -------------     -------------

                                                $     590,781      $    539,315
                                                ==============     =============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses         $    870,739      $  1,070,751
                                                 -------------     -------------


Unearned revenue                                      261,000           261,000
                                                 -------------     -------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 25,000,000 shares;
    issued and outstanding 20,195,606
    shares at April 30, 1999 and
    17,995,606 at January 31, 1999                     20,196            17,996
   Additional paid-in capital                      14,084,763        13,426,963
   Deficit accumulated in development stage       (14,645,917)      (14,237,395)
                                                  ------------    --------------
                                                     (540,958)         (792,436)
                                                --------------    --------------

                                                $     590,781     $     539,315
                                                ==============    ==============



                       See notes to financial statements                       1

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)




                                                      1999            1998
                                                      ----            ----

Revenues                                          $              $
                                                  ------------   --------------

Costs and expenses:
Research, machine and product development             6,431            67,598
Selling, general and administrative                 402,091           475,514
                                                  ----------        ----------
                                                    408,522           543,112
                                                  ----------        ----------

Net loss before other income (expense)             (408,522)          (543,112)

Other income (expense):
Interest income                                                            687
Interest expense                                                       (27,535)
                                                                       (26,848)

Net loss                                          $(408,522)         $(569,960)
                                                  ==========         ==========

Net loss per share of common stock                $   (0.02)     $      (0.06)
                                                  ==========     =============

Weighted average shares outstanding               18,870,145         9,889,910
                                                  ==========     =============



                       See notes to financial statements                       2

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                   (Unaudited)





                                                                                                            Total
                                                     Common           Paid-In            Deficit         Stockholders'
                                                      Stock           Capital          Accumulation         Deficit
                                                    --------          -------          ------------      -------------

Balance, February 1, 1999                           $17,996        $13,426,963         $(14,237,395)      $(792,436)

Issuance of 1,900,000 shares                          1,900            598,100                              600,000

Issuance of 300,000 shares
 for services                                           300             59,700                               60,000

Net loss for three months                                                                  (408,522)       (408,522)
                                                  ---------        -----------        --------------      ----------

Balance, April 30, 1999                             $20,196        $14,084,763         $(14,645,917)      $(540,958)
                                                    =======        ===========         =============      ==========





                       See notes to financial statements                       3

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)





                                                                                1999                         1998
                                                                                ----                         ----

Cash flows from operating activities:
   Net loss                                                                    $(408,522)                 $(569,960)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                                               22,890                     22,687
      Common stock issued for services                                            60,000                     57,000
      Common stock issued for interest on convertible notes                                                  26,427
   Changes in assets and liabilities:
      Other assets                                                                64,560                    (36,503)
      Accounts payable and accrued expenses                                     (200,012)                   104,250
                                                                               ----------                 ----------
Net cash used by operating activities                                           (461,084)                  (396,099)
                                                                               ----------                 ----------

Net cash used by investing activities:
   Purchase of furniture and equipment                                            (7,519)
                                                                               ----------

Cash flows from financing activities:
   Sale of common stock                                                          600,000
   Loan receivable, officers                                                           .                     21,180
Net cash provided by financing activities                                        600,000                     21,180

Net increase (decrease) in cash                                                  131,397                   (374,919)

Cash, beginning balance                                                           66,394                    380,136
                                                                               ----------                 ----------

Cash, ending balance                                                           $ 197,791                 $    5,217
                                                                               ==========                ===========


Supplemental disclosure of cash flow information:
   Cash paid for interest                                                      $       0                 $        0
                                                                               ==========                ===========


Supplemental disclosure of non-cash financing activities:
   Issuance of common stock for services                                       $  60,000                  $  57,000
                                                                               ==========                 ==========



                       See notes to financial statements                       4

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

2.       Description of business and significant account policies:

         The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to April 30, 1999 totaling $2,141,209. The Company produced 10 preproduction machines for demonstration and sales purposes. These machines have a book value of $7,000 each. The Company is currently in the process of completing its first 25 machines, which are in process and included in inventory at $125,000.00. The difference between the anticipated manufacturing price per machine ($7,000) and the cost to obtain the machines has been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

3.       Issuance of common stock:

         The Company issued an aggregate of 2,200,000 shares during the quarter ended April 30, 1999. 1,900,000 shares were sold in private placements by the Company and 300,000 shares were issued in payment of services.

         After the return to treasury of a total 287,500 shares, an aggregate of 2,199,424 shares were issued during the quarter ended April 30, 1999. The following shares were issued during the quarter: 1,736,924 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes); 212,500 shares were issued in payment of services; and 250,000 shares were issued as consideration for the re-acquisition of an existing distributorship.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)




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

                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         On August 17, 1998, California Food and Vending, Inc. ("CFV") filed a multi-count law suit in the United States District Court for the Central District of California against the Company. CFV asserted, in essense, that Tasty Fries and its Chief Executive Officer, Edward C. Kelly breached the terms of the settlement reached with it in the prior litigation by failing to sell distributorships, failing to accede to CFV's to maintain its option at the pre-reverse split level notwithstanding the fact that the Company's stock went through a reverse split after the settlement and misrepresenting the Company's condition at the time of the settlement. CFV's First Amended Complaint was dismissed with leave to amend only some of the counts. It is the opinion of the Company's counsel that CFV's law suit lacks merit and that the Company will prevail.

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

                                      Tasty Fries, Inc.




                                      --------------------------------------
                                      Edward C. Kelly
Date:  April 24, 2000                 President and Principal Financial Officer