Form 10QSB/A
period 1999-07-31
TASTY FRIES INC
filed 2000-05-05
CIK 791885

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

         As of July 31, 1999: 23,222,511 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS

                                                  July 31,       January 31,
                                                   1999               1999
                                              -----------        ------------
                                              (Unaudited)
Current assets:
   Cash                                        $     183,879     $      66,394
   Prepaid expenses                                        .           123,313
                                               -------------      -------------
         Total current assets                        183,879           189,707
                                               --------------     -------------

Property and equipment, net                           25,617            24,777
                                               --------------    --------------

Other assets:
   Vending machines                                  195,000           195,000
   Loan costs, net of accumulated
    amortization of $146,500                          90,355           129,831
                                               --------------     -------------
                                                     285,355           324,831
                                               --------------     -------------

                                               $     494,851      $    539,315
                                               ==============     =============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses       $  1,866,924       $  1,070,751
                                               -------------      -------------


Unearned revenue                                    220,000            261,000
                                               -------------      -------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 23,222,511
    shares at July 31, 1999 and
    17,995,606 at January 31, 1999                   23,222             17,996
   Additional paid-in capital                    15,279,688         13,426,963
   Deficit accumulated in development stage     (16,894,983)       (14,237,395)
                                                ------------      -------------
                                               $ (1,592,073)      $   (792,436)
                                               -------------      -------------

                                               $    494,851       $    539,315
                                               =============      =============


                        See notes to financial statements                      1

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)




                                                        Three Months Ended                      Six Months Ended
                                                       1999                 1998              1999            1998
                                                       ----                 ----              ----            ----

Revenues                                               $                   $                 $                $
                                                       ------------        ------------      ------------     -----------

Costs and expenses:
Research, machine and
 product development                                         45,934             51,336            52,366          118,934
Selling, general and administrative                         847,679            554,011         1,249,770        1,029,525
Reacquired distributorships                                 221,500                              221,500
Litigation settlement                                     1,125,000                  .         1,125,000                .
                                                        -----------        ------------      ------------     ------------
                                                          2,240,113            605,347         2,648,636        1,148,459
                                                        ------------       ------------      ------------     ------------

Net loss before other income (expense)                   (2,240,113)          (605,347)       (2,648,636)      (1,148,459)
                                                        ------------       ------------      ------------     ------------

Other income (expense):
Interest income                                                                    667                              1,354
Interest expense                                             (8,952)           (18,958)           (8,952)         (46,493)
                                                     ---------------       ------------    --------------    -------------
                                                             (8,952)           (18,291)           (8,952)         (45,139)
                                                     ---------------      -------------    --------------    -------------

Net loss                                                $(2,249,065)      $   (623,638)     $ (2,657,588)    $ (1,193,598)
                                                     ===============      =============     =============    =============

Net loss per share of common stock                   $        (0.11)       $     (0.06)      $     (0.14)     $     (0.11)
                                                     ===============       ============      ============     ============

Weighted average shares outstanding                      19,681,421         10,830,334        19,462,404       10,525,092
                                                        ============       ============      ============     ============



                        See notes to financial statements                      2

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JULY 31, 1999
                                   (Unaudited)





                                                                                                              Total
                                                 Common            Paid-In                Deficit          Stockholders'
                                                  Stock            Capital              Accumulation          Deficit
                                                 -------           --------             ------------       -------------

Balance, February 1, 1999                           $17,996        $13,426,963         $(14,237,395)        $  (792,436)

Issuance of 2,900,000 shares                          2,900            797,100                                  800,000

Issuance of 250,000 shares for
 litigation settlement                                  250            124,750                                  125,000

Issuance of 1,576,905 shares
 for services                                         1,576            681,375                                  682,951

Issuance of 500,000 shares for
 repurchase of distributorship                          500            249,500                                  250,000

Net loss for six months                                                                  (2,657,588)         (2,657,588)
                                                    -------       ------------        --------------        ------------

Balance, July 31, 1999                              $23,222        $15,279,688         $(16,894,983)        $(1,592,073)
                                                    =======        ===========         =============        ============




                        See notes to financial statements                      3

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                                1999             1998             1999          1998
                                                                ----             ----             ----          ----
1998

Cash flows from operating activities:
   Net loss                                                   $(2,249,066)     $(623,638)       $(2,657,588)    $(1,193,598)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                23,264         22,692             46,154          45,379
      Common stock issued for services                            622,951                           682,951          57,000
      Common stock issued for litigation settlement               125,000                           125,000
      Common stock issued for interest
       on convertible notes                                                                                          26,427
      Common stock issued for repurchase
       of distributorships                                        250,000                           250,000
   Changes in assets and liabilities:
      Other assets                                                 58,753       (115,467)           123,313        (151,970)
      Unearned revenue                                            (41,000)                          (41,000)
      Accounts payable and accrued expenses                       996,185        101,557            796,173         205,807
                                                              ------------     ----------      -------------    ------------
Net cash used by operating activities                            (213,913)      (614,856)          (674,997)     (1,010,955)
                                                              ------------     ----------      -------------    ------------

Net cash used by investing activities:
   Purchase of furniture and equipment                                                               (7,519)

Cash flows from financing activities:
   Sale of common stock                                           200,000        650,000            800,000         650,000
   Loan receivable, officers                                                       9,197                             30,377
                                                              -----------      ----------      ------------     ------------
Net cash provided by financing activities                         200,000        659,197            800,000         680,377
                                                              ------------     ----------      -------------    ------------


Net increase (decrease) in cash                                   (13,913)        44,341            117,484        (330,578)
Cash, beginning balance                                           197,791          5,217             66,394         380,136
                                                              ------------    -----------       ------------    ------------

Cash, ending balance                                          $   183,878      $  49,558         $  183,878     $    49,558
                                                              ============     ==========        ===========    ============


Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $         0      $       0         $        0     $         0
                                                              ============     ==========        ===========    ============
Supplemental disclosure of non-cash
 financing activities:
   Issuance of common stock for services                      $ 622,951        $       0         $  682,951     $    57,000
                                                              ==========       ==========        ===========    ============

   Issuance of common stock for
    litigation settlement                                     $ 125,000                          $  125,000
                                                              ==========                         ===========
   Issuance of common stock for repurchase
    of distributorships                                       $ 250,000                          $  250,000
                                                              ==========                         ===========

                        See notes to financial statements                      4

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

2.       Description of business and significant account policies:

         The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to July 31, 1999 totaling $2,187,143. The Company produced 10 preproduction machines for demonstration and sales purposes. These machines have a book value of $7,000 each. The Company is currently in the process of completing its first 25 machines, which are included in inventory at $125,000.00. The difference between the anticipated manufacturing price per machine ($7,000) and the cost to build the first 25 machines has been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

3.       Issuance of common stock:

         The Company issued an aggregate of 5,226,905 shares during the six months ended July 31, 1999. 2,900,000 shares were sold in private placements by the Company, 1,576,905 shares were issued in payment of services, 250,000 shares were issued for litigation settlement, and 500,000 shares were issued for repurchase of distributorships.

         After the return to treasury of a total 287,500 shares, an aggregate of 4,270,082 shares were issued during the six months ended July 31, 1998. The following shares were issued during the six months: 1,300,000 shares were sold in private placements by the Company; 3,807,582 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes); 212,500 shares were issued in payment of services; and 250,000 shares were issued as consideration for the re-acquisition of an existing distributorship.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)




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

                                      Tasty Fries, Inc.




                                      ---------------------------------------
                                      Edward C. Kelly
Date:  April 24, 2000                 President and Principal Financial Officer