Form 10QSB/A
period 1999-10-31
TASTY FRIES INC
filed 2000-05-05
CIK 791885

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
                                   (Unaudited)




                                     ASSETS

                                             October 31,         January 31,
                                                  1999                 1999
                                             -----------         --------------
                                             (Unaudited)
Current assets:
   Cash                                       $     100,102      $      66,394
   Prepaid expenses                                       .            123,313
                                              -------------       -------------
         Total current assets                       100,102            189,707
                                              -------------       -------------

Property and equipment, net                          22,938             24,777
                                              --------------     --------------

Other assets:
   Vending machines                                 195,000            195,000
   Loan costs, net of accumulated
    amortization of $166,240                         70,617            129,831
                                              --------------      -------------
                                                    265,617            324,831
                                               -------------      -------------

                                              $     388,657       $    539,315
                                              ==============      =============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses        $  1,955,009      $  1,070,751
   Loan payable, officer                              10,567
                                                -------------     ------------
         Total current liabilities                 1,965,576         1,070,751
                                                -------------     -------------

Unearned revenue                                     220,000           261,000
                                                -------------     -------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 24,925,011
    shares at October 31, 1999 and
    17,995,606 at January 31, 1999                    24,925            17,996
   Additional paid-in capital                     16,083,561        13,426,963
   Deficit accumulated in development stage      (17,905,405)      (14,237,395)
                                                 ------------      ------------
                                                  (1,796,919)         (792,436)
                                                -------------    --------------

                                               $     388,657     $     539,315
                                               ==============    ==============



                        See notes to financial statements                      1

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)




                                      Cumulative
                                           Since             Three Months Ended                  Nine Months Ended
                                       Inception            1999              1998             1999           1998
                                      ------------          --------          ---------        ----------    ----------
Revenues                              $                     $                 $                 $            $
                                      -------------         ---------         ----------        ----------   ----------

Costs and expenses:
Research, machine and
 product development                     2,460,469           73,171            112,814           125,537          231,748
Selling, general and
 administrative                         11,299,003          937,251            487,448         2,187,021        1,516,973
Reacquired distributorships                221,500                                               221,500
Litigation settlement                    2,344,750                                             1,125,000
Non-recurring compensation
 charge                                  1,031,250                .                 .                  .                  .
                                      -------------     ------------       ------------      ------------     ------------
                                        17,356,972        1,010,422            600,262         3,659,058        1,748,721
                                      -------------     ------------       ------------      ------------     ------------
Net loss before other
 income (expense)                      (17,356,972)      (1,010,422)          (600,262)       (3,659,058)      (1,748,721)
                                      -------------      -----------       ------------      ------------     ------------

Other income (expense):
Interest income                             21,274                                                                  1,354
Interest expense                          (584,707)                             (6,617)           (8,952)         (53,110)
Forfeited distributor deposits              15,000                .                  .                 .                .
                                     --------------      -----------       ------------      ------------     ------------
                                          (548,433)               .             (6,617)           (8,952)               .
                                     --------------      -----------       ------------      ------------     ------------

Net loss                              $(17,905,405)     $(1,010,422)       $  (606,879)      $(3,668,010)     $(1,800,477)
                                      =============     ============       ============      ============     ============

Net loss per share
 of common stock                                        $     (0.05)       $     (0.05)     $      (0.18)     $     (0.15)
                                                        =============      ============     =============     ============

Weighted average
 shares outstanding                                      21,386,880         12,292,464        20,626,641       11,717,036
                                                        ============       ============      ============     ============




                        See notes to financial statements                      2

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)





                                                                                                         Total
                                                 Common          Paid-In            Deficit           Stockholders'
                                                 Stock           Capital          Accumulation           Deficit
                                                -------        -----------        -------------       ------------
Balance, February 1, 1999                       $17,996        $13,426,963         $(14,237,395)      $  (792,436)

Issuance of 3,000,000 shares                      3,000            847,000                                850,000

Issuance of 250,000 shares for
 litigation settlement                              250            124,750                                125,000

Issuance of 3,179,405 shares
 for services                                     3,179          1,435,348                              1,438,527

Issuance of 500,000 shares for
 repurchase of distributorship                      500            249,500                                250,000

Net loss for nine months                                                             (3,668,010)       (3,668,010)
                                                -------        -----------         --------------     -------------

Balance, October 31, 1999                       $24,925        $16,083,561         $(17,905,405)      $(1,796,919)
                                                =======        ===========         =============      ============



                        See notes to financial statements                      3

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)

                                                   Cumulative
                                                       Since         Three Months Ended             Nine Months Ended
                                                     Inception       1999           1998            1999         1998
                                                   -------------     ----           ----            ----         ----

Cash flows from operating activities:
   Net loss                                       $(17,905,405)   $(1,010,422)     $(606,879)    $(3,668,010)   $(1,800,477)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                    220,997         22,418         22,687          68,572         68,066
      Common stock issued for services               5,186,542        755,576        246,878       1,438,527        303,878
      Common stock issued for litigation settlement    649,689                                       125,000
      Common stock issued for interest
       on convertible notes                             26,427                                                       26,427
      Common stock issued for repurchase
       of distributorships                             250,000                                       250,000
      Accrued interest on notes and convertible
       notes payable                                   398,577
   Changes in assets and liabilities:
      Other assets                                    (195,000)                       26,970         123,313       (125,000)
      Unearned revenue                                 345,000                        10,000         (41,000)        10,000
      Accounts payable and accrued expenses          1,955,010         88,085         61,656         884,258        267,463
                                                  -------------    -----------    -----------   -------------   ------------
Net cash used by operating activities               (9,068,163)      (144,343)      (238,688)       (819,340)    (1,249,643)
                                                  -------------    -----------    -----------   -------------   ------------

Cash flows from investing activities:
   Purchase of furniture and equipment                 (77,696)                                       (7,519)
   Loan costs                                         (236,856)             .              .               .              .
                                                  -------------    -----------    -----------   -------------   ------------
Net cash used by investing activities                 (314,552)             .              .          (7,519)             .
                                                  -------------    -----------    -----------   -------------   ------------

Cash flows from financing activities:
   Sale of common stock                              6,599,000         50,000        230,000         850,000        880,000
   Proceed from convertible notes payable            2,600,000
   Note payable, current                               193,250
   Loan payable, officer                                90,567         10,567                .        10,567         30,377
                                                  -------------    ---------------------------   ------------   ------------
Net cash provided by financing activities            9,482,817         60,567        230,000         860,567        910,377
                                                  -------------    -----------     ----------     -----------    -----------

Net increase (decrease) in cash                        100,102        (83,776)        (8,688)         33,708       (339,266)

Cash, beginning balance                                      .        183,878         49,558          66,394        380,136
                                                  ------------      ----------     ----------    ------------    -----------

Cash, ending balance                               $   100,102      $ 100,102      $  40,870      $  100,102    $    40,870
                                                   ============     ==========     ==========     ===========   ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                         $     45,851      $       0      $       0      $        0    $         0
                                                  ============      ==========     ==========     ===========   ============

Supplemental disclosure of non-cash financing activities:
   Issuance of common stock for services          $  5,186,542      $ 755,576      $246,878       $1,438,527      $ 303,878
                                                  =============     ==========     =========      ===========     ==========

   Issuance of common stock for
    litigation settlement                         $    649,689                                    $   125,000
                                                  =============                                   ============
   Issuance of common stock for repurchase
    of distributorships                           $    475,000                                    $   250,000
                                                  =============                                   ============
   Issuance of common stock for conversion
    of note payable                               $  2,675,000
                                                  =============
   Accrued interest on notes payable              $    398,577
                                                  =============

                        See notes to financial statements                      4

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

         ITEM 2.  CHANGES IN SECURITIES

         The Company issued 112,500 unregistered shares of its common stock in payment of services rendered to the Company by third parties.

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

                                       Tasty Fries, Inc.




                                       ___________________________________
                                       Edward C. Kelly
Date:  April 24, 2000                  President and Principal Financial Officer