Form 10KSB
period 2000-01-31
TASTY FRIES INC
filed 2000-05-11
CIK 791885

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _______

                         Commission File No. 33-4460-NY

                     --------------------------------------

              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEVADA                                    65-0259052
------------------------------            -------------------------------
State or other jurisdiction               (I.R.S. Employer
incorporation or organization             Identification No.)

650 SENTRY PARKWAY, SUITE ONE
BLUE BELL, PA                              19422
-------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (610) 941-2109

                            -----------------------

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

Yes |X|         No  |_|

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: None The aggregate market value of the common voting stock held by non-affiliates as of April 26, 2000: Not Determinable.

Shares outstanding of the registrant's common stock as of April 26, 2000:
30,983,902 shares.

PART I

ITEM 1.                     DESCRIPTION OF BUSINESS.

(A)                       GENERAL BUSINESS DEVELOPMENT

            Tasty Fries, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 18, 1985, under the name Y.O. Systems, Ltd. The Company was organized to raise capital and then seek out, investigate and acquire any suitable assets, property or other business potential. No specific business or industry was originally contemplated. The Company was formed as a "blank check" company for the purpose of seeking a business acquisition without regard to any specific industry or business.

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

            On December 16, 1996, a majority of the issued and outstanding voting securities of the Company, by written consent, approved a 1 for 20 reverse split of the Company's common stock and authorized an amendment to the Company's Articles of Incorporation to change its authorized common shares to 25,000,000 shares of common stock and its par value to $.001 per share. The Amendment was filed with the Nevada Secretary of State on December 18, 1996 and the reverse stock split was effective on December 23, 1996.

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

            The Company has also developed a related proprietary potato product for the production of French fries in the Machine (the "Potato Product"). Although the Company has developed its own potato product, the Company presently intends to purchase a comparable potato product, for use in the machine, from a third party. This strategic determination is driven by the high costs associated with establishing a production line to produce its own, proprietary Potato Product. At such time as the economics of the business and the success of the machine warrant the capital investment of a production line, the Company may manufacture its own, proprietary Potato Product or license the product to a contract manufacturer.

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

            The Company had previously received a federally registered trademark for its former name and logo, "Adelaide." The Company has subsequently federally registered its name and logo, "Tasty Fries," as a federal trademark on the Supplemental Register and has been marketing the Machine and its products under that name.

DESIGN AND MANUFACTURING

            In 1992, persons then associated with the Company filed a U.S. patent application with respect to a device for the vending of fresh French fried potatoes (the original machine), which was assigned to the Company on October 9, 1992. In January 1993, the Company entered into a manufacturing agreement with Premier Design, Ltd. ("Premier") for the production of its vending machine (the "Premier Agreement"). The Premier Agreement provided that Premier would refine and manufacture the original machine. The Agreement called for the Company and Premier to share the development costs of the project; such costs were to include design, engineering and initial manufacturing costs projected over the initial quantity of production machines. The Agreement also provided for Premier to manufacture any additional or similar machines for the Company. The Premier Agreement could not be terminated by either party so long as Premier provided the Machines as required by the Company. Pursuant to the terms of the Premier Agreement, the first initial production of machines was to be delivered by June 15, 1993.

            As one element of the process undertaken by Premier, an engineering review of the machine was to be performed. Mr. Harry Schmidt, president of Premier, retained the services of Mr. Edward C. Kelly to perform said evaluation. In February 1993, Mr. Kelly submitted the findings of his evaluation. Mr. Kelly's study found the device failing to perform as anticipated and his review identified significant and numerous mechanical and design problems. Mr. Kelly and Premier's recommendation to prior management was that the existing machine should be abandoned completely. Prior management, none of whom are presently connected with us, believed they had developed a viable production model French fry vending machine. They decided to abandon the original device. We retained Premier Design to design and develop a machine based on new and different technology. Kelly and Premier began the process of designing a new machine in March 1993.

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

            In December 1994, having completed much of the design and development of the new Machine, the partners amended the original manufacturing contract (the "Premier Amendment"). The Premier Amendment described the terms under which Premier would manufacture the 10 prototype models of the new machine and begin manufacture of the production units.

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

            The Company's 50% share of the development costs were later determined to be $650,000 (not including the $350,000 paid by the Company for the 10 prototype machines). The Company subsequently made payments of $100,000 each in July 1996, July 1997 and January 1998. The balance due of $350,000 was satisfied by issuing 700,000 shares of common stock to Premier in January, 2000. Premier will also receive $250 per Machine manufactured by a third party. Management and the Board of Directors agreed to these terms with Premier based upon the potentially prohibitive costs to the Company resulting from protracted litigation (monetary and otherwise) and the agreement of Premier to waive any rights it may have to manufacture the machine.

            In the spring of 1996, the Company and Premier agreed that Premier would be unable to manufacture the Machines under the terms of the Premier Amendment. On June 17, 1996, the Company announced its intention to award the manufacturing contract for the Machine to S&H Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party, and subsequently entered into a non-exclusive manufacturing agreement with S&H for such purpose. S&H is a contract-manufacturer, which specializes in the assembly and testing of electro-mechanical assemblies and equipment. In January 2000, the Company opened an assembly facility in Portsmouth, New Hampshire and are hiring subcontractors to produce the first 25 units. These first 25 units will be produced by subcontract manufacturers located in Portsmouth, New Hampshire.

PRE-PRODUCTION TOOLING

            The pre-production tooling stage for the machine is a critical element of the process of getting the machine into commercial production. Consider that the Tasty Fries device is comprised of approximately 3,100 individual parts. A portion of these parts are basic, "off-the-shelf" manufacturing components such as hardware, lighting and electrical components. However, approximately 75% of the components are customized parts that require a subcontract supplier to manufacture specifically for Tasty Fries. Because of the costs associated with manufacturing these custom-designed parts, the most critical components have been designed to be tooled, molded or cast by the various suppliers. While very costly and time-consuming in the front-end of a project, the tooling of various component parts will: (a) ensure the consistency and quality of the machine's critical parts and (b) greatly reduce the unit costs of both the individual parts and the overall machine, as production volume increases. As with our overall business plan, the tooling process itself has been delayed over the past 12-18 months due to the lack of capital available to complete the process.

            The pre-production tooling stage is complete. The Company is considering, but has not made a determination to produce a table top model of the machine. Modifying the existing machine for table top use and ordering tooling would cost approximately $200,000 to $300,000. Customized parts will be marketed to operators of the machine, be they owners or leasees. No third parties will have any interest in the sale of the parts. The Company is unable to estimate when sale of the parts might commence but when they do, revenues are not expected to be significant.

THE MACHINE

            The Machine is designed to produce quality, freshly-made French fries utilizing a unique method that automatically converts a dehydrated potato product into rehydrated potato mix, delivers this mix into a proprietary forming and cooking cycle, and finally into complete, high-quality, freshly-made French fries. The potato product can be stored at room temperature, has a shelf-life of between 12 and 24 months (depending on storage conditions), requires no refrigeration or freezing, and occupies less storage space than frozen fries, thereby offering greater storage capacity than competing technologies which use frozen French fries. The French fries are delivered to the consumer in a 4-ounce serving of 32 French fries. From the time currency is deposited, the total vend time for an order of fries from the final production model Machine is estimated to be approximately one and one-half minutes. The utilization of a state-of-the-art combination of computer driven mechanics makes this possible. Attached to the bottom of the vended cup are individually prepackaged portions of ketchup and salt.

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

            The Machines have been designed to be repaired on-site without the necessity of being returned to the manufacturer. It is anticipated that ongoing maintenance will be limited, and the majority of an operator's labor expenditures will involve the replenishment of products into the Machines. At such time, oil and water will be replaced and additional cups (with condiment packages attached) will be restocked. Water will also be changed at such time unless the Machine is directly attached to a plumbing supply, which is not necessary for the Machine's operation. The frequency with which the Machine must be restocked depends completely upon the number of vends dispensed daily.

            There will be 2 certifications that will provide independent confirmation of the uniform quality of our product - Underwriter's Laboratory ("UL") and National Automatic Merchandising Association. The Company has undergone preliminary testing from UL and our pre-production models have met with their approval. However, neither group will award certification pending examination of commercial production. The Company expects to receive approvals with commercial production.

THE POTATO PRODUCT

            The Company's proprietary Potato Product for use in the Machine was developed in 1995 by a third party contractor. Management estimates that the cost to establish a manufacturing line to produce the Potato Product is significant. Due to the considerable costs involved and the current availability of another potato product that is comparable with the Company's Potato Product for use in the Machine, the Company does not currently intend to establish a manufacturing line for the production of its own product. SEE "AVAILABILITY OF RAW MATERIALS."

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

            The Company has sold or granted an aggregate of 15 territorial distributorships. In the course of normal business, some of these distributorships have been reacquired by the Company and others have been terminated due to default on behalf of the distributor. There are currently 7 distributorships, which have not been terminated or reacquired. Termination of a distributorship territory requires refund of the distribution deposit. The Company has complied with all refund requests. The distributor's obligations to make further payments, after tendering the initial deposit required upon execution of the distributorship agreement, are conditioned on our ability to ship its Machines and related products. Management believes that once commercial production of Machines is commenced and distributors notified and required to place orders for Machines, some of such distributors may be financially unable to do so or may simply elect not to purchase Machines and effectuate their respective agreements.

            The Company has retained the services of Claridge Capital Corporation to assist with the Marketing and Sales of the Machine. Claridge has been instrumental in developing and maintaining the Company's web site (www.tastyfries.com [http://www.tastyfries.com/]) and introducing the Company to the marketplace.

CALIFORNIA FOOD & VENDING, INC.

            In May 1991, the Company entered into a joint venture agreement with California Food & Vending ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The companies planned to work together in the manufacturing and marketing of a French fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained our distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000 which has been paid; issue 250,000 shares of our common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 thereafter and $.25 for each pound of potato product sold by Tasty Fries.

LEASE FINANCING

            In September 1996, the Company entered into a vendor agreement (the "Vendor Agreement") with Forrest Financial Corp., a leasing company, to provide lease financing to distributors and others who may wish to lease Machines rather than purchase them outright. The Vendor Agreement provides that up to $15 million will be made available to qualified lessees for this purpose. The Leasing Company has since qualified approximately 1,400 vending companies, which it believes have the financial capability and experience to lease Machines from the Leasing Company and place them in geographically desirable locations. The Company believes that lease financing will be an important element of its strategic plan, as leasing is a very prevalent financing structure used in the vending industry.

COMPETITION

            The technology in Tasty Fries' machine has been awarded U.S. patent #5,537,916 issued June 23, 1996. Other attempts to bring a French fry vending machine to market have not utilized the Company's patented technology. Tasty Fries process of using dehydrated potato is the difference between us and the competition. Most attempts use either a frozen or pre-cooked potato and are heated by microwave or convection oven. Our patented process is unique and we believe produces the best tasting product. The Company faces competition from other suppliers of French fries, including fast food outlets. The Company is aware of other companies which have test marketed French fry vending machines or are in the process of developing such machines. Certain of the companies may be viewed as competitors or may become competitors in the future. Tasty Fries is aware of at least three competitors in the French fry vending machine business:

Ore-Ida, TEGE and Vendotech.

            Ore-Ida, a U.S.-based major manufacturer and distributor of frozen potato products, has developed a machine that uses frozen, precut French fries, which are heated by a hot-air system. Ore-Ida has spent many years and considerable capital in the development of their machine. They have been marketing their machine domestically and abroad for a number of years. Ore-Ida has produced 500 machines of which approximately 100 are installed in the United States and Europe. Vendotech, a European company, also utilizes a frozen, precut French fry, which it cooks in oil. Vendotech has a marketing alliance with McCain, a large Canadian potato producer. Vendotech has no readily available information regarding placement or performance of their machines. TEGE uses a dehydrated potato powder, which is formed into French fries, and cooked in oil. TEGE installed one machine in a department store in Europe but subsequently removed it due to technical difficulties. TEGE's current marketing strategy is focused on four primary European markets. Ore-Ida, Vendotech and TEGE have had substantially greater financial resources to obtain market share for their products.

            Management believes, although no assurances are given, that due to current demand for French fried potatoes, that there may be additional competition in the future in the area of French fry vending.

AVAILABILITY OF RAW MATERIALS

            The raw materials or inputs used by the machine in the production of each serving of fries are: potato product, cooking oil, water and serving cups (with ketchup and salt packets attached to the bottom). Management believes that the oil, condiments and serving cups used in the dispensing of French fries are readily available from its current suppliers. In the event that one or more of these materials were to be unavailable from a current supplier, the Company is confident that comparable substitute products would be available from other suppliers. We presently purchase potato product from two unrelated sources. We currently have no contract (exclusive or otherwise) or licensing rights to purchase the potato product from any supplier. At such time in the future as may be warranted by the success of our business, we may elect to enter into the production of our own proprietary potato product or enter into contract manufacturing for the same. SEE "POTATO PRODUCT."

PATENTS AND PROPRIETARY RIGHTS

            The Machine's inventor, Edward C. Kelly, is Tasty Fries' President and Chief Executive Officer and was issued a patent by the U.S. Patent and Trademark office in July 1996. In addition, the Company is seeking, but has not yet received, patent protection in Canada, Japan, Israel, Brazil and the European Patent office (which currently represents 17 European countries). The Israel patent has been granted; the Company is awaiting examinations of the European and Brazil applications; the Canada and Japan applications have been deferred, the Company can not estimate when these patents will be granted.

            The Company intends to seek patent, trademark and related legal protection in the future where it deems the same to be beneficial. However, legal protections and precautions do not prevent third party development of competitive products or technologies. There can be no assurance that the legal precautions and other measures taken by the Company will be adequate to prevent misappropriation of our proprietary technology. Notwithstanding the foregoing, the Company does not intend to be solely dependent upon patent protection for any competitive advantage. The Company expects to rely on its technological expertise and the early entry into the marketplace of its Products to further enhance its position as a leader in the field and protect its technologies.

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

RESEARCH AND DEVELOPMENT COSTS

            For the fiscal years ended January 31, 2000 and 1999, the Company incurred $144,403 and $460,417, respectively, in costs and expenses relating to the research and development of its machine.

            The Company could incur additional research and development costs over the next year should a counter top model of our French fry vending machine be introduced. No decision has been made regarding introduction of such a model. Projected costs to design, develop and manufacture this model should not exceed $300,000 as much of the technology can be transferred from the standard vending machine.

PERSONNEL

            As of January 31, 2000, the Company had a total of two full-time employees. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense. If hired, such additional employees may include a director of marketing, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months.

ITEM 2. PROPERTIES.

            The Company owns no significant properties. Since June 1994, it has leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. The Company's current lease commitments total approximately $2,085 per month until May 31, 2000. At the present time, management believes that this office space is sufficient; however, the Company may require additional space during the next 12 months.

ITEM 3. LEGAL PROCEEDINGS.

            On August 28, 1996, the Company, Edward C. Kelly and Premier Design, Ltd. were added as defendants to a civil law suit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the French fry machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The dismissal was reversed on appeal by the Federal Court and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The claims against Edward C. Kelly and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserts that the Company has usurped its trade secrets by developing a French fry vending machine which utilizes the Basic American Food potato product. The Company denies the allegations and is vigorously defending the litigation. It is the opinion of the Company's counsel that Prize Frizes' lawsuit lacks merit and that the Company will prevail.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

            The common stock of the Company is quoted on the OTC Bulletin Board, under the symbol "TFRY." The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter during the last two years and subsequent interim periods as reported by the National Quotation Bureau.

            The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                High Bid         Low Bid
                        FISCAL 1998
                        First Quarter             $ .95            $ .51
                        Second Quarter            $ .85            $ .45
                        Third Quarter             $1.30            $ .38
                        Fourth Quarter            $ .59            $ .32

                        FISCAL 1999

                        First Quarter             $ .87            $ .25
                        Second Quarter            $ .78            $ .42
                        Third Quarter             $ .84            $ .35
                        Fourth Quarter            $ .73            $ .34

                        FISCAL 2000

                        February 1 through
                        April 27                  $ .73            $ .38

(B)              HOLDERS.

            The approximate number of record holders of the Company's common stock as of April 26, 2000 is 1,186.

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

            With that business model in mind, the Company's current plan of operation is to manufacture an initial quantity of 25 Machines. Management currently estimates that a portion of these initial Machines will be sold to third parties (existing distributors and others) and a number of them will be owned and operated by the Company. Tasty Fries intends to place its Machines in locations within the greater Portsmouth, New Hampshire area.

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

Liquidity and Capital Resources

            Since its inception, the Company has had no revenues from operations and has relied almost exclusively on stockholder loans, limited distribution deposits and sales of securities to raise working capital to fund operations. At January 31, 2000, the Company had approximately $10,703 in cash.

            In June 1997, the Company received $1,000,000 from three non-"U.S. Persons," as defined in Regulation S, in exchange for notes convertible into the Company's common stock. The financing was completed pursuant to Section 903(c)(2) of Regulation S under the Securities Act of 1933. Pursuant to the terms of the financing, the Company issued 1,142,857 shares of common stock to be held in escrow, pending the potential conversion of notes. The notes bear interest at 7% annually and have a maturity date of May 14, 2000. In connection with the financing, the Company also issued 250,000 common stock purchase warrants. In September 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 shares of common stock. In November 1997, the Company issued an additional 380,000 shares of common stock to be held in escrow for potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes was $602,321. The remaining 822,857 shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 444,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999 the Company issued 1,480,280 shares of common stock in satisfaction of the remaining $602,321 of convertible notes.

            In November 1997, in a separate transaction, the Company received $1,600,000 from six non-"U.S. persons," as defined in Regulation S, in exchange for notes convertible into the Company's common stock. The financing was completed pursuant to Section 930(c)(2) of Regulation S under the Securities Act of 1933. Pursuant to the terms of the financing, the Company issued 2,400,000 shares of common stock to be held in escrow, pending the potential conversion of notes. The notes bear interest at 6% annually and have a maturity date of November 5, 2000. In connection with the financing, the Company also issued 720,000 common stock purchase warrants. As of January 31, 1998, the aggregate outstanding principal balance of the convertible note was $1,600,000. The 2,400,000 shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 960,000 shares of common stock were issued into escrow pending the conversion of the notes. During the year ended January 31, 1999 the Company issued 4,105,870 shares of common stock in satisfaction of these convertible notes.

            In January 1998, the Company and a private investment corporation, a former investor in the Company from April 1996, terminated the stock purchase agreement that had been the basis for the original investment in 1996, due to lack of performance on the investor's part. SEE "CONSULTANTS & ADVISORS."

            In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and the shares were issued into escrow, pending funding. As of January 31, 2000, the Company has received $1,050,000 of the total $1,500,000 financing and 2,100,000 of the total 3,000,000 shares have been released. SEE "SUBSEQUENT EVENTS."

            Although management currently estimates that the April 1998 financing will allow it to proceed with its current plan of operation, the Company will need to raise additional capital to enter into full-scale production. If the Company is unable to obtain the desired funding from any source, it is highly unlikely that it will be able to generate a sufficient amount of cash to support its operations during the 12 months following the date hereof, unless it is able to obtain the necessary funds from the sale of debt and/or equity during such period. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof.

            On October 5, 1999, pursuant to a promissory note, we borrowed $900,000 from Amreet Trading Co., LLC. Repayment of the sum is due June 30, 2000 with interest at 18% per annum. Prior to borrowing the money from Amreet, we had no prior relationship with Amreet. The proceeds of the loan were used to pay in full our obligation to California Food & Vending, Inc.

            Subsequent to January 31, 2000, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

Results of Operations, Fiscal Years ending January 31, 1999 & 2000

            The Company had no revenues for the fiscal years ended January 31, 1999 and 2000. From fiscal 1998 to 1999, travel and entertainment expenses decreased approximately 9% from approximately $57,656 in 1998 to approximately $52,434 in 1999 primarily due to moderate decrease in business related travel. Consulting expenses increased from approximately $172,600 in fiscal 1998 to $1,737,432 in fiscal 1999. The increase in consulting expenses was primarily due to the Company's increased dependence on consultants to provide financial, business and marketing expertise. Payroll and payroll taxes decreased approximately 31% from approximately $573,814 in fiscal 1998 to approximately $395,700 in fiscal 1999. The decrease payroll and payroll tax expense resulted primarily from the release of personnel in 1999. Legal fees increased approximately 220% from approximately $200,750 in fiscal 1999 to approximately $641,575 in fiscal 2000 due to the defense of various lawsuits and additional filings with SEC in association with registration statement. Management believes, although it cannot be assured, that it has made significant inroads in stabilizing its operating and overhead costs and should be able to move forward with its business plan as discussed herein.

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

ITEM 7. FINANCIAL STATEMENTS.

            Audited, consolidated balance sheets as of January 31, 2000, 1999 and 1998, and related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1999 are included after Item 12 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Name                       Age           Positions with Company
Edward C. Kelly            63            President, Chief Executive Officer,
                                         Treasurer and Chairman of the Board*

Leonard J. Klarich         65            Vice President, Secretary and Director*

Jurgen A. Wolf             65            Director*

Ian D. Lambert             54            Director

Kurt R. Ziemer             44            Director

*Member of the Executive Committee of the Board of Directors. Mr. Klarich was also appointed Secretary by the Board of Directors on June 3, 1996.

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

            LEONARD J. KLARICH - Since September 1995, Mr. Klarich has been a director of the Company and also was a consultant to management from March through May 1996. Mr. Klarich was retained as Executive Vice President of the Company in June 1996 to assist in the day-to-day operations of the Company, with specific emphasis on distribution networks, distributors and marketing. In June 1997, his title was changed to Vice President. He was also appointed Secretary in June 1996. Mr. Klarich was Chairman of the Board of K&D, a high-tech graphic design company located in Woodland Hills, California until early 1996. From 1976 to 1989 he owned and operated Avecor, Inc., a plastics manufacturing company with revenue in excess of $40 million upon his sale of the company. Prior thereto, he spent a number of years as a chief operating officer of companies in need of turnaround due to financial concerns.

            JURGEN A. WOLF - Mr. Wolf has been a director of the Company and a member of the Executive Committee of the Board of Directors since September 18, 1995. Since 1983, he has been President of J.A. Wolf Projects, Ltd., a private Vancouver company engaged in commercial and industrial contracting. From August 1992 to March 1993, Mr. Wolf was a director of Yukon Spirit Mines Ltd. (currently known as Gainey Resources Ltd.). Mr. Wolf is also a director of four Canadian public companies, which include: Consolidated Gulfside Industries, Ltd., Shoreham Resources, Ltd., U.S. Oil Inc. and Key Capital Group, Inc.

            IAN D. LAMBERT - Mr. Lambert was appointed as a director of the Company in July 1995 and was re-elected to the Board in September 1995. He is the President of International Tasty Fries, Inc., a stockholder in the Company and, until November 1996, was President of Yukon Spirit Mines Ltd. (now doing business as Gainey Resources Ltd.). International Tasty Fries and Yukon are affiliated entities. International Tasty Fries has a distributorship agreement with the Company for a number of European countries; Yukon's distribution agreement was reacquired by the Company in April 1998. Mr. Lambert has been involved with the financing and management of numerous resource and industrial based public companies, both in Canada and the U.S., since the early 1980's, and currently is a director of five publicly traded companies of which only the Company is a reporting company. Prior to that time, he was an Information Systems executive with MacMillan Bloedel Ltd. and also the Manager, Systems Consulting for the Vancouver office of Deloitte Haskins & Sells. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" AND "SUBSEQUENT EVENTS."

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

(C)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

            None.

(D)      FAMILY RELATIONSHIPS.

            None.

ITEM 10. EXECUTIVE COMPENSATION

(A)      GENERAL

(B)      SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATON (1)

                                   Fiscal Year

            Nane &                    Ended           Restricted  Bonus
            Principal Position        January 31,     Salary      Stock (2)
            Edward C. Kelly           2000            $240,000
            President, CEO            1999            $267,000    $1,031,250 (4)
            & Chairman (3)            1998            $289,000        $0

            Christopher A.            1998            $ 93,750        $0
            Plunkett, EVP (5)

            Leonard J. Klarich        1999            $ 12,400        $0
            Secretary, Director       1998            $ 60,000        $0
            & Vice President (6)      1997            $ 40,000        $0

(1) There were no long-term incentive payments made in the year-ended January 31, 2000.

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

(C)      OPTIONS/S.A.R. GRANTS TABLE

             OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 2000

none

(1) Mr. Kelly was issued, by the Board of Directors, a stock option to purchase an aggregate of 1,000,000 shares of common stock. SEE "EXECUTIVE COMPENSATION TABLE."

(D)      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE
         TABLE.

            None.

(E)      LONG TERM INCENTIVE PLAN ('LTIP") AWARDS TABLE.

            None.

(F)      COMPENSATON OF DIRECTORS.

The Directors were not entitled to compensation prior to September 18, 1995. At the Board of Directors meeting held on September 18, 1995, the Board voted to approve payment of annual directors' fees of $10,000 per director plus reasonable expenses commencing as of such date. Payments for the fiscal years ending January 31, 2000, 1999, 1998, and 1997 have been accrued on a pro rata basis each year and will be paid when the Company is financially able to do so.

(G) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

           On October 1, 1994, the Company entered into an employment agreement with Edward C. Kelly, its then President and Treasurer. The employment agreement was for a three-year term commencing retroactively to October 1, 1993 and was automatically renewable for additional one-year terms after expiration on September 30, 1996. The employment agreement was subsequently amended effective May 1, 1995. SEE EXHIBIT 13.1

           On June 16, 1997, the Company executed an employment agreement with Christopher Plunkett who joined the Company as Executive Vice President. On June 15, 1998 Mr. Plunkett's employment was terminated with the Company.

(H)      REPORT ON REPRICING OF OPTIONS/SARS

            None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth, as of April 26, 2000, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

            Name & Address of            Amount & Nature or     Percent
            Beneficial Owner            Beneficial Ownership    of Class
            Edward C. Kelly                   1,568,650            5%
            650 Sentry Parkway, Suite One
            Blue Bell, PA  19422  (1)

            Lancaster Investment Corporation  2,200,000            7%
            11 Waterfront Estates, Estates Drive
            Lancaster, PA  19601  (2,3)

            Name & Address of            Amount & Nature or      Percent
             Beneficial Owner          Beneficial Ownership      of Class
            L. Eric Whetstone                539,000                1%
            11 Waterfront Estates, Estates Drive
            Lancaster, PA  19601  (3,4)

            Whetstone Ventures
            Corporation, Inc.                777,000                2%
            11 Waterfront Estates, Estates Drive
            Lancaster, PA  17602  (3)

----------

(1) Does not include an option for 1,000,000 post-split shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 1, 2000 at .50 per share.

(2) Does not include 1,400,000 additional shares issued to Lancaster Investments pursuant to the terms of the April 1998 financing. These additional shares are being held in escrow pending the complete funding of the transaction and will be released from escrow on a pro-rata basis as the financing is completed. As of January 31, 1999, $800,000 of the total $1,500,000 financing has been received and 1,600,000 of the total 3,000,000 shares have been released. SEE "LIQUIDITY AND CAPITAL RESOURCES" AND "SUBSEQUENT EVENTS."

(3) Lancaster Investment Corporation and Whetstone Ventures Corp. are both affiliates of L. Eric Whetstone. In aggregate, the 3,516,000 shares currently owned by these three parties represent 11% of the outstanding shares of the Company. Upon completion of the April 1998 financing, these three parties will own 4,416,000 total shares, representing 14% of the then-outstanding shares. SEE "CHANGES IN CONTROL" AND "SUBSEQUENT EVENTS."

(4) Includes 150,000 post-split shares of common stock issued to L. Eric Whetstone in connection with the April 1998 financing from Lancaster Investment Corp.

(B)      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of April 26, 2000, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

            Name & Address of            Amount & Nature or     Percent
            Beneficial Owner            Beneficial Ownership    of Class
            Edward C. Kelly                   1,568,650            5%
            650 Sentry Parkway, Suite One
            Blue Bell, PA  19422  (1)

            Leonard J. Klarich                        0            0
            839 Claybrook Court
            Knoxville, TN  37923  (2)

            Name & Address of            Amount & Nature or     Percent
            Beneficial Owner            Beneficial Ownership    of Class
            Jurgen A. Wolf                          0               0
            1285 West Pender Street
            Vancouver, B.C. Canada (3)

            Ian D. Lambert                    230,000               1%
            c/o International Tasty Fries, Inc.
            595 Howe Street, Suite 602
            Vancouver, B.C.  V6C 2T5  (4)

            Kurt R. Ziemer                    640,000               2%
            599 Valley View Drive
            New Holland, PA 17557 (5)

            All Officers and Directors      2,438,650               7%
            as a group (5 persons)

* less than 1%

(1) Does not include an option for 1,000,000 post-split shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 1, 2000 at .50 per share.

(2) Does not include: (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995; (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iii) an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable for $4.00 per share until October 1, 1999.

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

            In May of 1995, the Company loaned an officer/director $50,000 at 10% interest per annum. The loan was repaid in accordance with a payment plan over past fiscal years. The balance due the Company at January 31, 2000 and 1999 was $0.

            In August of 1996, the Company loaned a different officer/director $50,000 at 10% interest per annum. The loan was repaid in accordance with a payment plan over past fiscal years. The balance due the Company at January 31, 2000 and 1999 was $0.

            In the normal course of its business, the Company occasionally has legal services performed by one of Mr. Kelly's sons. The Company believes that the compensation paid for the services received in connection with such services are comparable to those it could expect to receive from other attorneys.

SUBSEQUENT EVENTS

            In January 1998, during the normal course of business, the Company reached an agreement to re-acquire one of its territorial distributorships from Yukon Spirits Mines, Ltd. (now doing business as Gainey Resources, Ltd.). The agreement was subject to approval by Yukon's shareholders and the Vancouver Stock Exchange. Yukon's distribution agreement included 23 U.S. states and seven European countries. As consideration, the Company issued 250,000 post-split shares of restricted stock and 100,000 warrants to purchase common stock. The warrants have an exercise price of $.66 per share and expire on December 30, 2000. The transaction closed in April 1998.

            In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to Lancaster Investment Corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. In connection with the transaction, the Company also issued 150,000 post-split shares of restricted stock to L. Eric Whetstone as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction. As of January 31, 2000, $800,000 has been received by the Company and 1,600,000 shares have been released to the investor. The terms of this financing call for the Company to file a registration statement with the Securities and Exchange Commission within 30 days of signing, which was April 13, 1998. The Company intends to register all of the restricted common shares and warrant shares issued and/or granted under this transaction in a registration statement as soon as is practicable. SEE "CHANGES IN CONTROL."

                              REPORTS ON FORM 8-K.

            Forms 8-K dated May 19, 1999, June 17, 1999, July 20, 1999, August 11, 1999, October 14, 1999 and November 20, 1999 are hereby incorporated by reference.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TASTY FRIES, INC.

Date: April 29, 2000                         By:
                                                --------------------------------
                                                Edward C. Kelly
                                                President and Principal
                                                Financial Officer

            In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                      April 29, 2000
               -----------------------------------
               Edward C. Kelly, Chairman, CEO
               President, Treasurer & Director


                                                      April 29, 2000
               -----------------------------------
               Leonard J. Klarich, Vice President,
               Secretary & Director


                                                      April 29, 2000
               -----------------------------------
               Jurgen A. Wolf, Director


                                                      April 29, 2000
               -----------------------------------
               Ian D. Lambert, Director


                                                      April 29, 2000
               -----------------------------------
               Kurt N. Ziemer, Director