Form 10KSB/A
period 2000-01-31
TASTY FRIES INC
filed 2000-05-16
CIK 791885

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

            For the transition period from ___________ to ___________

                         Commission File No. 33-4460-NY
                     --------------------------------------

              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
 -------------------------------------------------------------------------------
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

         The Company has sold or granted an aggregate of 15 territorial distributorships. In the course of normal business, some of these distributorships have been reacquired by the Company and others have been terminated due to default on behalf of the distributor. There are currently 7 distributorships, which have not been terminated or reacquired. Termination of a distributorship territory requires refund of the distribution deposit. The Company has complied with all refund request. The distributor's obligations to make further payments, after tendering the initial deposit required upon execution of the distributorship agreement, are conditioned on our ability to ship its Machines and related products. Management believes that once commercial production of Machines is commenced and distributors notified and required to place orders for Machines, some of such distributors may be financially unable to do so or may simply elect not to purchase Machines and effectuate their respective agreement.

         The Company has retained the services of Claridge Capital Corporation to assist with the Marketing and Sales of the Machine. Claridge has been instrumental in developing and maintaining the Company's web site
(www.tastyfries.com) and introducing the Company to the marketplace.

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

                                                     High Bid            Low Bid
                                                     --------            -------
         FISCAL 1998
         First Quarter                               $ .95               $ .51
         Second Quarter                              $ .85               $ .45
         Third Quarter                               $1.30               $ .38
         Fourth Quarter                              $ .59               $ .32

         FISCAL 1999
         First Quarter                               $ .87               $ .25
         Second Quarter                              $ .78               $ .42
         Third Quarter                               $ .84               $ .35
         Fourth Quarter                              $ .73               $ .34

         FISCAL 2000
         February 1 through April 27                 $ .73               $ .38

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

         In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and the shares were issued into escrow, pending funding. As of January 31, 2000, the Company has received $800,000 of the total $1,500,000 financing and 1,600,000 of the total 3,000,000 shares have been released. SEE "SUBSEQUENT EVENTS."

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)      IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

         The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                       Positions with
             Name              Age         Company
             ----              ---         -------
         Edward C. Kelly        63     President, Chief Executive Officer,
                                       Treasurer and Chairman of the Board*

         Leonard J. Klarich     65     Vice President, Secretary and Director*

         Jurgen A. Wolf         65     Director*

         Ian D. Lambert         54     Director

         Kurt R. Ziemer         44     Director

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

(C)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

         None.

(D)      FAMILY RELATIONSHIPS.

         None.

ITEM 10. EXECUTIVE COMPENSATION

(A)      GENERAL

(B)      SUMMARY COMPENSATION TABLE


                                               ANNUAL COMPENSATON (1)
                                               ----------------------

                                Fiscal Year
         Name &                    Ended                          Restricted
         Principal Position      January 31,   Salary     Bonus   Stock (2)

         Edward C. Kelly            2000       $240,000
         President, CEO             1999       $267,000            $1,031,250 (4)
         & Chairman (3)             1998       $289,000     $0
                                    1997       $240,000     $0

         Christopher A.             1998       $ 93,750     $0
         Plunkett, EVP (5)

         Leonard J. Klarich         1999       $ 12,400     $0
         Secretary, Director        1998       $ 60,000     $0
         & Vice President (6)       1997       $ 40,000     $0

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

(C)      OPTIONS/S.A.R. GRANTS TABLE

         OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 1999

                                                    Percent of Total
                            Number of Securities    Options Granted
                            Underlying Options      to Employee in      Exercise     Expiration
        Name                     Granged            Fiscal Year           Price         Date
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

         None.

(E)      LONG TERM INCENTIVE PLAN (`LTIP") AWARDS TABLE.

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

         None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth, as of April 26, 2000, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

         Name & Address of                           Amount & Nature of         Percent
          Beneficial Owner                          Beneficial Ownership       of Class
          ----------------                          --------------------       --------
         Edward C. Kelly                                 1,568,650                 5%
         650 Sentry Parkway, Suite One
         Blue Bell, PA  19422  (1)

         Lancaster Investment Corporation                2,200,000                 7%
         11 Waterfront Estates, Estates Drive
         Lancaster, PA  19601  (2,3)

         Name & Address of                           Amount & Nature of         Percent
          Beneficial Owner                          Beneficial Ownership       of Class
          ----------------                          --------------------       --------
         L. Eric Whetstone                                 539,000                  1%
         11 Waterfront Estates, Estates Drive
         Lancaster, PA  19601  (3,4)

         Whetstone Ventures Corporation, Inc.              777,000                  2%
         11 Waterfront Estates, Estates Drive
         Lancaster, PA  17602  (3)

---------------------------------------------------

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

(B)      SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of April 26, 2000, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

         Name & Address of                           Amount & Nature of         Percent
          Beneficial Owner                          Beneficial Ownership       of Class
          ----------------                          --------------------       --------
         Edward C. Kelly                                 1,568,650                  5%
         650 Sentry Parkway, Suite One
         Blue Bell, PA  19422 (1)

         Leonard J. Klarich                                      0                  0
         839 Claybrook Court
         Knoxville, TN  37923 (2)

         Name & Address of                           Amount & Nature of         Percent
          Beneficial Owner                          Beneficial Ownership       of Class
          ----------------                          --------------------       --------
         Jurgen A. Wolf                                          0                  0
         1285 West Pender Street
         Vancouver, B.C. Canada (3)

         Ian D. Lambert                                    230,000                  1%
         c/o International Tasty Fries, Inc.
         595 Howe Street, Suite 602
         Vancouver, B.C.  V6C 2T5 (4)

         Kurt R. Ziemer                                    640,000                  2%
         599 Valley View Drive
         New Holland, PA  17557 (5)

         All Officers and Directors                      2,438,650                  7%
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

TASTY FRIES, INC.

Date:  April 29, 2000                     By:
                                             -----------------------------------
                                                   Edward C. Kelly
                                                   President and Principal
                                                   Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

________________________________                              April 29, 2000
                                         Edward C. Kelly, Chairman, CEO
                                         President, Treasurer & Director

________________________________                              April 29, 2000
                                         Leonard J. Klarich, Vice President,
                                         Secretary & Director

________________________________                              April 29, 2000
                                         Jurgen A. Wolf, Director

________________________________                              April 29, 2000
                                         Ian D. Lambert, Director

________________________________                              April 29, 2000
                                         Kurt N. Ziemer, Director

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                               FINANCIAL STATEMENTS

                         JANUARY 31, 2000, 1999 AND 1998

                                TASTY FRIES, INC.

                                TABLE OF CONTENTS

                         JANUARY 31, 2000, 1999 AND 1998




                                                                       Page
                                                                       ----
Independent Auditor's Report                                             3

Financial Statements:
    Balance Sheets                                                       4
    Statements of Operations                                             5
    Statements of Changes in Stockholder's Equity (Deficiency)           6
    Statements of Cash Flows                                             7

Notes to Financial Statements                                            8-18

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Tasty Fries, Inc.

We have audited the accompanying balance sheet of Tasty Fries, Inc. (a development stage company) as of January 31, 2000, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year ended January 31, 2000 and for the period from October 18, 1985 (inception) to January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tasty Fries, Inc. (a development stage company) as of January 31, 1999 and 1998 were audited by Schiffman Hughes Brown, PC (whose practice became a part of Larson, Allen, Weishair & Co., LLP effective January 1, 2000) whose report dated March 30, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasty Fries, Inc. as of January 31, 2000, and the results of its operations and its cash flows for the year ended January 31, 2000 and from October 18, 1985 (inception) to January 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 31, 2000

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                            JANUARY 31, 2000 AND 1999

                                                ASSETS

                                                              2000                   1999
                                                              ----                   ----
Current assets:
   Cash                                                   $     10,703          $    66,394
   Prepaid expenses                                                                 123,313
                                                          ------------          -----------
       Total current assets                                     10,703              189,707
                                                          ------------          -----------

Furniture and office equipment, net of accumulated
 depreciation of $57,437 in 2000 and $45,400 in 1999            20,258               24,777
                                                          ------------          -----------

Other assets:
   Vending machines                                            195,000              195,000
   Loan costs, net of accumulated amortization
    of $107,026 in 1999                                                             129,831
                                                          ------------          -----------
                                                               195,000              324,831
                                                          ------------          -----------

                                                          $    225,961          $   539,315
                                                          ============          ===========

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses                  $    773,576          $ 1,070,751
   Shareholder loan payable                                    900,000                   --
                                                          ------------          -----------
       Total current liabilities                             1,673,576            1,070,751
                                                          ------------          -----------

Unearned revenue                                               320,000              261,000
                                                          ------------          -----------

Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value; authorized
     50,000,000  shares; issued and outstanding
     27,719,011  shares at January 31, 2000 and
     17,995,606  shares at January 31, 1999                     27,719               17,996
   Additional paid-in capital                               17,347,811           13,426,963
   Deficit accumulated in development stage                (19,143,145)         (14,237,395)
                                                          -------------         -----------
                                                            (1,767,615)            (792,436)
                                                          -------------         -----------

                                                          $    225,961          $   539,315
                                                          ============          ===========

                 See accompanying notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                                     Cumulative
                                                     Since
                                                      Inception           2000         1999           1998
                                                     -------------        ----         ----           ----
Revenues                                           $          0       $         0   $         0   $         0
                                                   ------------       -----------   -----------   -----------

Costs and expenses:
   Research, machine and product development          2,479,335           144,403       460,417       533,458
   Selling, general and administrative               12,517,877         3,405,895     1,660,404     2,670,980
   Reacquired distributorships                          221,500           221,500
   Litigation settlements                             2,344,750         1,125,000                     114,688
   Non-recurring compensation charge                  1,031,250                                     1,031,250
                                                   ------------       -----------   -----------   -----------
                                                     18,594,712         4,896,798     2,120,821     4,350,376
                                                   ------------       -----------   -----------   -----------

Net loss before other income (expense)              (18,594,712)       (4,896,798)   (2,120,821)   (4,350,376)
                                                   ------------       -----------   -----------   -----------

Other income (expense):
   Interest income                                       21,274                           1,354        10,892
   Forfeited distributor deposits                        15,000
   Interest expense                                    (584,707)           (8,952)      (53,110)     (459,104)
                                                   ------------       -----------   -----------   -----------
                                                       (548,433)           (8,952)      (51,756)     (448,212)
                                                   ------------       -----------   -----------   -----------

Net loss                                           $(19,143,145)      $(4,905,750)  $(2,172,577)  $(4,798,588)
                                                   ============       ===========   ===========   ===========

Net loss per share of common stock                                          $(.23)        $(.17)        $(.78)
                                                                           ======         =====         =====

Weighted average shares outstanding                                    21,341,885    12,518,419     6,128,198
                                                                      ===========   ===========   ===========

                 See accompanying notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               FOR THE PERIOD JANUARY 31, 1996 TO JANUARY 31, 2000

                                                                                         Paid                             Total
                                                                             Common       in          Retained         Stockholder
                                                                              Stock     Capital        Earnings           Equity
                                                                              -----     -------        --------           ------
Balance, February 1, 1997                                                   $   4,700    $6,097,275     $(7,266,230)   $(1,164,255)

Issuance of 1,500,000 shares  for non-recurring compensation                    1,500     1,029,750                      1,031,250

Issuance of 167,083 shares of restricted stock                                    167        53,583                         53,750

Issuance of 955,000 shares for services                                           955     1,239,045                      1,240,000

Issuance of 43,750 shares for litigation settlement                                44        54,644                         54,688

Issuance of 700,000 shares for convertible notes                                  700       396,979                        397,679

Issuance of 452,772 shares for repayment of notes payable                         452       523,587                        524,039

Issuance of 120,000 shares for repayment of notes payable officer/director        120       175,830                        175,950

Net loss for the year ended January 31, 1998                                                             (4,798,588)    (4,798,588)
                                                                             --------  ------------    ------------    -----------

Balance, January 31, 1998                                                       8,638     9,570,693     (12,064,818)    (2,485,487)

Issuance of 2,251,307 shares                                                    2,252     1,017,748                      1,020,000

Issuance of 5,586,150 shares for convertible notes                              5,586     2,196,735                      2,202,321

Issuance of 42,704 shares for interest on convertible notes                        43        26,385                         26,428

Issuance of 1,226,815 shares for services                                       1,227       490,652                        491,879

Issuance of 250,000 shares for repurchase of distributorship                      250       124,750                        125,000

Net loss for year ended January 31, 1999                                                                 (2,172,577)    (2,172,577)
                                                                             --------  ------------    ------------    -----------

Balance, February 1, 1999                                                      17,996    13,426,963     (14,237,395)      (792,436)

Issuance of 3,789,000 shares                                                    3,789     1,152,384                      1,156,173

Issuance of 250,000 shares for litigation settlement                              250       124,750                        125,000

Issuance of 5,184,405 shares for service                                        5,184     2,394,214                      2,399,398

Issuance of 500,000 shares for repurchase of distributorship                      500       249,500                        250,000

Net loss for year ended January 31, 2000                                           --            --      (4,905,750)    (4,905,750)
                                                                             --------  ------------    ------------    -----------

Balance, January 31, 2000                                                    $ 27,719  $ 17,347,811    $(19,143,145)   $(1,767,615)
                                                                             ========  ============    ============    ===========

                           See accompanying notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
       AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                                                   Cumulative
                                                                       Since
                                                                     Inception            2000            1999               1998
                                                                   -------------          ----            ----               ----
Cash flows from operating activities:
    Net loss                                                        $(19,143,145)     $(4,905,750)    $(2,172,577)    $(4,798,588)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                                     294,293          141,869          90,756          37,596
       Common stock issued for services                                6,147,413        2,399,398         491,879       2,299,411
       Common stock issued for litigation settlement                     649,689          125,000                          54,689
       Common stock issued for interest on convertible notes              26,427                           26,427
       Common stock issued for repurchase of distributorships            250,000          250,000
       Accrued interest on notes and convertible notes payable           398,577                                          398,577
    Changes in assets and liabilities:
       Other assets                                                     (195,000)         123,313        (248,313)          9,027
       Accounts payable and accrued expenses                             773,577         (297,175)        437,709        (249,035)
       Unearned revenue                                                  445,000           59,000          10,000
                                                                    ------------      -----------     ------------    -----------
Net cash used by operating activities                                (10,353,169)      (2,104,345)     (1,364,119)     (2,248,323)
                                                                    ------------      -----------     ------------    -----------

Cash flows from investing activities:
    Purchase of furniture and office equipment                           (77,695)          (7,519)                        (22,827)
    Loan costs                                                          (236,856)                                        (236,856)
                                                                    ------------      -----------                     -----------
Net cash used by investing activities                                   (314,551)          (7,519)                       (259,683)
                                                                    ------------      -----------                     -----------

Cash flows from financing activities:
    Proceeds from convertible notes payable                            2,600,000                                        2,600,000
    Issuance of common stock                                           6,905,173        1,156,173       1,020,000          53,750
    Loan receivable, officers                                                                              30,377          69,623
    Note payable, current                                              1,093,250          900,000                         133,250
    Officer/director note                                                 80,000                                           30,000
                                                                    ------------      -----------     -----------     -----------

Net cash provided by financing activities                             10,678,423        2,056,173       1,050,377       2,886,623
                                                                    ------------      -----------     -----------     -----------

Net increase (decrease) in cash                                           10,703          (55,691)       (313,742)        378,617
Cash, beginning balance                                                                    66,394         380,136           1,519
                                                                    ------------      -----------     ------------    -----------

Cash, ending balance                                                $     10,703      $    10,703     $    66,394     $   380,136
                                                                    ============      ===========     ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                          $     54,803      $     8,952                     $    10,500
                                                                    ============      ===========                     ===========


Supplemental disclosures of non-cash financing activities:
    Issuance of common stock for services                           $  5,877,413      $ 2,399,398     $     491,879   $ 2,299,411
                                                                    ============      ==========      =============   ===========
    Issuance of common stock for
     conversion of note payable                                     $  2,675,000                      $   2,202,321   $   397,679
                                                                    ============                      =============   ===========
    Issuance of common stock for
     repurchase of distributorship                                  $    475,000      $   250,000     $     125,000
                                                                    ============      ===========     ==============
    Issuance of common stock for
     litigation settlement                                          $    649,689      $   125,000                     $    54,689
                                                                    ============      ===========                     ===========
    Accrued interest on notes payable                               $    398,577                                      $   398,577
                                                                    ============                                      ===========

                           See accompanying notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 2000, 1999 AND 1998

Note 1   Description of business:

         The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine that will cook and dispense french fries. The Company has incurred research and development costs from inception to January 31, 2000 totaling $2,479,335. The Company has received ten pre-production prototype machines primarily used for demonstrative and sales purposes, and it is anticipated that each machine can be sold for approximately $9,000. The Company is currently in the process of producing its first 25 machines, which are approximately 70% complete and included in vending machines at $125,000. The difference between the anticipated manufacturing price per machine ($7,000) and the cost to obtain the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations from the sale of its french fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines, and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan.

Note 2   Significant accounting policies:

         Furniture and office equipment:

         Furniture and office equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for January 31, 2000, 1999 and 1998 was $12,037, $11,805 and $9,522, respectively.

         Intangibles:

         Intangibles, consisting of loan costs, were amortized on a straight-line basis over three years.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 2   Significant accounting policies (continued):

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

         Impairment of long-lived assets:

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

         Income taxes:

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. There is no difference between the basis for financial and income tax reporting, thus no deferred tax asset or liability was recorded.

         Unearned revenue:

         Represents monies received for distribution rights of the vending machines, which the Company is still in the process of developing and testing. The Company records these monies as unearned revenue upon receipt. These deferrals will be recognized as income over the life of the machine upon commercial production of machines or upon forfeiture by distributors as a result of breach of contract. Since commercial production of the machine has not commenced, the unearned revenue is classified as a non-current liability.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 2   Significant accounting policies (continued):

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

         Earnings per share:

         In March 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. The statement requires the Company to disclose both basic earnings per share and diluted earnings per share for annual and interim periods ending after December 15, 1997. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares and common share equivalents that would arise from the exercise of options and warrants or conversion of convertible securities. The Company incurred losses from operations in 2000, 1999 and 1998; therefore, basic and diluted earnings per share have been computed in the same manner since the exercise of warrants and the conversion of the convertible notes payable would be antidilutive.

         Recent accounting pronouncement:

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As the Company does not currently engage in derivative or hedging activities, the adoption of this standard is not expected to have a significant impact on the Company's financial statements.

Note 3   Vending machines:

         Vending machines are carried at the lower of cost or market. During the year ended January 31, 1995, the Company paid to Premier, $246,600, for the production of ten preproduction machines. In the year ended January 31, 1995, the Company charged $176,600 to research and development expense. Balance as of January 31, 2000 is $70,000.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 3   Vending machines (continued):

         During the year ended January 31, 2000 and 1999, the Company paid various third parties $82,907 and $264,782, respectively, for the production of the first 25 commercial machines. Of the amount paid, the Company charged $82,907 and $139,782, respectively, to research and development expense. Balance as of January 31, 2000 and 1999 is $125,000.

Note 4   Loans receivable, officers:

         In May 1995, an officer borrowed $50,000 from the Company. The loan was repaid, along with interest at 10% per annum, in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1998 was $24,747 and was fully repaid the following year.

         In August, 1996, another officer borrowed $50,000 from the Company. This loan was repaid, along with interest at 10% per annum, in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1998 was $5,630. This loan was repaid in full during the following year.

Note 5   Prepaid expenses:

         Prepaid expenses consisted of payments for legal services not rendered as of January 31, 1999.

Note 6   Notes payable:

         A $50,000 unsecured note from a shareholder, which bears interest at the rate of 8% per annum was due June 4, 1993 but was extended indefinitely. The Company issued to the noteholder options for 20,000 shares of its common stock on December 22, 1994, with an exercise price of $.35 per share in consideration for extending the note indefinitely. The Company issued 9,000 and 4,500 shares of its common stock on December 22, 1994 and May 4, 1995, respectively, to the noteholder in addition to paying $30,600 on May 5, 1995. This payment of $30,600 on May 5, 1995 includes a principal payment of $25,000 and interest covering the period June, 1992 to March, 1995 in the amount of $5,600. The 9,000 and 4,500 shares were issued as consideration for indefinitely extending the repayment and recorded as a financing expense, which is included in selling, general and administrative expense. In October, 1997, the Company issued 90,547 shares of its common stock in satisfaction of this debt, including interest. The balance at January 31, 2000, 1999 and 1998 was $0.

         In November, 1996, Mr. McLaughlin, an unrelated third party, advanced the Company $35,000. This advance bears no interest and repayment is due on demand. The Company repaid $20,000 in March, 1997; $7,000 in May, 1997; and $8,000 in June, 1997.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 6 Notes payable (continued):

         In March 1997, the Company received $282,000 in proceeds from loans made to the Company by nine individuals, including two directors of the Company (one of whom is also an officer). These loans were payable on demand and accrued interest at 10% per annum. The principal and interest due was repaid to these individuals in the form of restricted stock in October 1997. The total number of shares issued was 482,044.

         In October, 1999, the Company received $900,000 in proceeds from a loan made to the Company by a shareholder. The loan bears an interest rate of 18% per annum and is due on June 30, 2000. Accrued interest on this loan as of January 31, 2000 was $53,550.

Note 7   Convertible notes payable:

         In June 1997, the Company received $1,000,000 in exchange for notes convertible into the Company's common stock. These convertible notes bear interest at the rate of 7% per annum and are due May 14, 2000. The holders of these notes were entitled, at their option, to convert any or all of the principal into the Company's common stock at a conversion price for each share of common stock equal to 70% of the average closing bid price of common stock for the five business days immediately preceding the date of receipt of notice of conversion. Pursuant to the terms of the financing, the Company issued 1,142,857 shares of common stock to be held in escrow, pending the potential conversion of notes. In September 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 shares of common stock. In November 1997, the Company issued an additional 380,000 shares of common stock to be held in escrow for potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $602,321. The remaining 822,857 shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 444,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999, the Company issued 1,480,280 shares of common stock in satisfaction of the remaining $602,321 of convertible notes.

         In November 1997, in a separate transaction, the Company received $1,600,000 in exchange for notes convertible into the Company's common stock. These convertible notes bear interest at the rate of 6% per annum and are due May 14, 2000. The holders of these notes were entitled, at their option, to convert any or all of the principal into the Company's common stock at a conversion price for each share of common stock equal to 70% of the average closing bid price of common stock for the five business days immediately preceding the date of receipt of notice of conversion. Pursuant to the terms of the financing, the Company issued 2,400,000 shares of common stock to be held in escrow, pending the potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $1,600,000.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 7   Convertible notes payable (continued):

         The 2,400,000 shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 960,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999, the Company issued 4,105,870 shares of common stock in satisfaction of these convertible notes.

Note 8   Unearned revenue:

         Unearned revenue represents monies received for the distribution rights of the vending machines, which the Company is still in the process of developing and testing, and monies received as deposits on machines in production. The Company records these monies as unearned revenue upon receipt.

         During the year ended January 31, 1999, the Company issued 250,000 shares of common stock to reacquire an existing distributorship valued at $125,000. The Company also received during the year $10,000 as a deposit on the machines in production.

         During the year ended January 31, 2000, the Company issued 500,000 shares of common stock to reacquire the existing distributorships valued at $41,000. The Company received $100,000 as a deposit on the machines in production. At January 31, 2000, 1999 and 1998, amounts related to distribution rights were $210,000, $251,000 and $376,000, respectively. As of January 31, 2000 and 1999, deposits on machines totaled $110,000 and $10,000, respectively.

Note 9   Commitments and contingencies:

         During the years ended January 31, 2000, 1999 and 1998, the Company paid $42,946, $43,314, and $49,284, respectively, for the rental of office space. The Company's current lease commitments total approximately $3,628 per month until May 31, 2000.

Note 10  Issuance of common stock:

         The Company issued an aggregate of 9,723,405 shares during the year ended January 31, 2000. 3,789,000 shares were sold in private placements by the Company, 5,184,405 shares were issued in payment of services, 250,000 shares were issued for litigation settlement and 500,000 shares were issued for repurchase of distributorships.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 10  Issuance of common stock (continued):

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

         An aggregate of 3,938,605 shares were issued during the year ended January 31, 1998, including: 1,500,000 shares issued to the President as a one-time, non-recurring compensation event; 3,922,857 shares issued into escrow, pursuant to the June and November, 1997 convertible notes financing; 572,772 shares issued for repayment of notes payable (including notes payable to officers/director); 167,083 shares issued in private placements of restricted common stock; 955,000 shares were issued as payment for services; 43,750 shares issued for settlement of litigation.

         The total shares issued during the year ended January 31, 1997 were 1,580,000 shares; 1,455,000 shares were sold in private placements by the Company and 125,000 shares were issued in payment for consulting and legal services.

         Subsequent to January 31, 1999, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice when appropriate.

Note 11  Litigation:

         CALIFORNIA FOOD AND VENDING INC. LITIGATION

         On July 12, 1999, the Company and California Food and Vending Inc.
         (CFV) settled the case. Tasty Fries regained its State of California distributorship which was owned by CFV. CFV gave up its rights to share equally in the first $4,000,000 of international and domestic distributorship fees to be paid to Tasty Fries when it commences the commercial delivery of its machines and twenty five percent of all such fees paid to Tasty Fries after the first $4,000,000. CFV will receive a royalty of $350 for each of the first 500 machines produced and $450 thereafter. CFV will also receive $.25 for each pound of potato product sold by Tasty Fries. CFV received 250,000 shares of the Company's common stock valued at $125,000 and $1,000,000 cash.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 11  Litigation (continued):

         CALIFORNIA FOOD AND VENDING LITIGATION (continued)

         On August 17, 1998, CFV filed a multi-count law suit in the United States District Court for the Central District of California alleging that Tasty Fries and its Chief Executive Officer, Edward C. Kelly, had not complied with the parties prior settlement agreement by failing to sell distributorships, misrepresenting the Company's financial condition at the time of the settlement and completing a reverse split of the Company's stock after the settlement, reducing the number of CFV's options to purchase the Company's stock and increasing the cost of the options. Tasty Fries countersued California Food & Vending charging that it had breached its fiduciary responsibility as Tasty Fries' distributor by failing to market and promote the TFRY French fry vending machine and by unsuccessfully attempting to introduce its own machine.

         In February, 1995, the Company reached a settlement agreement with CFV, which supersedes an arbitration award from October 1994 granted in CFV's favor that resulted from an agreement between the two parties. In addition to a one-time cash payment, the settlement agreement provides for: (i) payment to CFV of a royalty per machine sold consisting of $350 per machine for the first 500 machines sold and 35% of the gross profit for machines sold thereafter, up to a limit of $500 per machine;
         (ii) payment to CFV of a royalty consisting of $.25 for each pound of potato product sold; (iii) issuance of an option to CFV for the purchase of 100,000 shares of the Company's common stock at an exercise price of $2.00 per share through February 1, 1999; and (iv) CFV shall receive an aggregate of $2,000,000 payable from 50% of all domestic and international gross distribution fees until paid in full and thereafter 25% of all international distribution fees. The royalties, fees, and profits payable in the future to CFV could become material, however, the Company is unable to estimate the amount of this payable since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

         In connection with the foregoing, an award was entered in favor of cross-claimant, which requires, among other things, that the Company issue 1,000,000 shares of unrestricted common stock to the cross-claimant. These 1,000,000 shares of common stock were accounted for in the financial statements at market value at the time of the award (October 25, 1994). The shares were not issued by the Company until June 1996. On March 4, 1997, the Company agreed to pay the cross-claimant $60,000 and issue 43,750 shares of common stock at fair value of $54,688 in settlement of pending litigation.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 11  Litigation (continued):

         PRIZE FRIZE LITIGATION

         On August 28, 1996, the Company, the President of the Company and Premier Design, Ltd., were added as defendants to a civil law suit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the french fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and its President; the case was dismissed on June 2, 1997. The dismissal was reversed on appeal by the Federal Court and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The claims against the President of the Company and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserts that the Company has usurped its trade secrets by developing a French fry vending machine which utilizes the basic American food potato product. The Company denies the allegations and is vigorously defending the litigation. It is the opinion of the Company's counsel that Prize Frize's lawsuit lacks merit and that the Company will prevail.

Note 12  Incentive stock option plan:

         As of September 18, 1995, the Company established an incentive stock option plan (the Plan) and presently has reserved 1,500,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan at January 31, 1997 were 12,926, and those options were granted to certain non-employee directors of the Company. The exercise price was $2.45 and vested immediately. In 1999 and 1998 no options were granted All issuances were granted at not less than fair market value of the Company's common stock at time of grant. As of January 31, 2000 and 1999, no options have been exercised.

         Transactions in the Plan since inception are as follows:

                                                                Exercise Price     Weighted Average
                                        Granted      Vested      Per Vested       Exercise Price Per
                                          Shares     Shares     Common Stock      Vested Common Share
                                          ------     ------     ------------      -------------------
          Balance, January 31, 1996           0           0

          Activity during the year
           ended January 31, 1997        12,926      12,926         $2.45               $2.45
                                         ------      ------

          Balance, January 31, 1997,
            1998, 1999, 2000             12,926      12,926                             $2.45
                                         ======      ======

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 12  Incentive stock option plan (continued):

         The Company accounts for stock-based compensation in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION which permits the use of the intrinsic value method described in APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

         Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below.

                                                  2000              1999              1998
                                                  ----              ----              ----
          Net income:
             As reported                       $(4,905,750)      $(2,172,577)     $(4,798,588)
             Pro forma                          (4,905,750)       (2,172,577)     $(4,798,588)
          Net loss per common share:
             As reported                             (.23)              (.17)            (.78)
             Pro forma                               (.23)              (.17)            (.78)

         Significant assumptions used to calculate the above fair value of the awards are as follows:

          Risk free interest rates of return                5.00%
          Expected option life                          60 months
          Volatility                                          20%
          Expected dividends                                   $0

Note 13  Preferred stock:

         On July 29, 1991, the Board of Directors authorized 5,000,000 shares of preferred stock at a par value of $.001 per share. No shares of preferred stock were issued as of January 31, 2000, 1999, and 1998, respectively.

Note 14  Options and warrants issued and outstanding:

         As of January 31, 2000, 1999 and 1998, the Company had 5,792,052 and 4,292,052 warrants and options, respectively, to purchase common stock outstanding. The warrants and options are exercisable at share prices between $.50 and $3.50 per share and expire at various dates between July, 2000 and December, 2006.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998


Note 15  Income taxes:

         The Company has $18,002,847 in net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire through 2015.

         The components of the Company's deferred tax assets are as follows:

                                                   2000             1999             1998
                                                   ----             ----             ----
          Net operating loss carryforwards   $6,300,900       $4,620,000       $3,860,600
          Valuation allowance                (6,300,900)      (4,620,000)      (3,860,600)
                                             ----------       ----------       ----------

          Deferred tax asset                $         0       $        0       $        0
                                            ===========       ==========       ==========

Note 16  April 1998 financing:

         In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of January 31, 2000, $800,000 of the $1,500,000 in proceeds has been received by the Company and 1,600,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due have not been received as of the report date.

Note 17  Non-recurring compensation charge:

         The restricted share issuance of 1,500,000 shares was negotiated between the Company's President, individually, the Company and a third-party investor as a component of the April 1996 private placement investment. The transaction received full approval from the board of directors. The parties in September 1997 agreed to such issuance in light of the amount and nature of service performed by the President on the Company's behalf from the time of his original involvement, as an outside third-party, to the approximate time of the financing's completion.

Note 18  Directors' fees:

         The Company has accrued unpaid Board of Directors' fees for the years ended January 31, 1997 through January 31, 2000. Interest has not been accrued on the unpaid balance. At January 31, 2000 and 1999, the accrued directors' fees were $210,000 and $160,000, respectively.