Form 10QSB
period 2000-04-30
TASTY FRIES INC
filed 2000-06-22
CIK 791885

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

                      For the Quarter Ended April 30, 2000
                         Commission File No. 33-4460-NY

                           --------------------------

                                TASTY FRIES, INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------

            NEVADA                                    65-0259052
     State or other jurisdiction         (I.R.S. Employer Identification No.)
   incorporation of organization

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

    As of April 30, 2000: 30,004,011 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                 April 30,      January 31,
                                                                   2000            2000
                                                               ------------    ------------
                                                               (Unaudited)
Current assets:
   Cash                                                        $    191,090    $     10,703
   Prepaid expenses                                                   5,000               .
                                                               ------------    ------------
         Total current assets                                       196,090          10,703
                                                               ------------    ------------

Property and equipment, net                                          17,463          20,258
                                                               ------------    ------------
Other assets:
   Vending machines                                                 195,000         195,000
                                                               ------------    ------------

                                                               $    408,553    $    225,961
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses                       $    697,526    $    773,576
   Shareholder loan payable                                         924,000         900,000
                                                               ------------    ------------
         Total current liabilities                                1,621,526       1,673,576
                                                               ------------    ------------

Unearned revenue                                                    440,000         320,000
                                                               ------------    ------------
Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 30,004,011
    shares at April 30, 2000 and
    27,719,011 at January 31, 2000                                   30,004          27,719
   Additional paid-in capital                                    18,185,226      17,347,811
   Deficit accumulated in development stage                     (19,868,203)    (19,143,145)
                                                               ------------    ------------
                                                                 (1,652,973)     (1,767,615)
                                                               ------------    ------------

                                                               $    408,553    $    225,961
                                                               ============    ============


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)

                                              Cumulative
                                                Since
                                              Inception         2000            1999
                                            ------------    ------------    ------------
Revenues                                    $               $               $
                                            ------------    ------------    ------------
Costs and expenses:
Research, machine and product development      2,649,286         169,951           6,431
Selling, general and administrative           13,056,365         538,488         402,091
Reacquired distributorships                      221,500
Litigation settlements                         2,344,750
Non-recurring compensation charge              1,031,250               .               .
                                            ------------    ------------    ------------
                                              19,303,151         708,439         408,522
                                            ------------    ------------    ------------

Net loss before other income (expense)       (19,303,151)       (708,439)       (408,522)

Other income (expense):
Interest income                                   21,274
Interest expense                                (601,326)        (16,619)
Forfeited distributor deposits                    15,000               .               .
                                            ------------    ------------    ------------
                                                (565,052)        (16,619)              .
                                            ------------    ------------    ------------

Net loss                                    $(19,868,203)   $   (725,058)   $   (408,522)
                                            ============    ============    ============

Basic loss per share of common stock                        $      (0.03)   $      (0.02)
                                                            ============    ============

Weighted average shares outstanding                           28,505,746      18,870,145
                                                            ============    ============

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED APRIL 30, 2000
                                   (Unaudited)

                                                                                  Total
                                   Common         Paid-In        Deficit       Stockholders'
                                   Stock          Capital      Accumulation       Deficit
                               ------------    ------------    ------------    ------------
Balance, February 1, 2000      $     27,719    $ 17,347,811    $(19,143,145)   $ (1,767,615)

Issuance of 1,775,000 shares          1,775         598,225                         600,000

Issuance of 510,000 shares
 for services                           510         239,190                         239,700

Net loss for three months                                          (725,058)       (725,058)
                               ------------    ------------    ------------    ------------

Balance, April 30, 2000        $     30,004    $ 18,185,226    $(19,868,203)   $ (1,652,973)
                               ============    ============    ============    ============


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)


                                                                            Cumulative
                                                                              Since
                                                                             Inception          2000            1999
                                                                            ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                                 $(19,868,203)   $   (725,058)   $   (408,522)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation and amortization                                              297,089           2,796          22,890
      Common stock issued for services                                         6,387,113         239,700          60,000
      Common stock issued for interest on convertible notes                       26,427
      Common stock issued for repurchase of distributorships                     250,000
      Accrued interest on notes and convertible notes payable                    398,577
      Common stock issued for litigation settlement                              649,689
   Changes in assets and liabilities:
      Other assets                                                              (200,000)         (5,000)         64,560
      Accounts payable and accrued expenses                                      697,526         (76,051)       (200,012)
      Unearned revenue                                                           565,000         120,000               .
                                                                            ------------    ------------    ------------
Net cash used by operating activities                                        (10,796,782)       (443,613)       (461,084)
                                                                            ------------    ------------    ------------
Cash flows from investing activities:
   Purchase of furniture and equipment                                           (77,695)                         (7,519)
   Loan costs                                                                   (236,856)              .               .
                                                                            ------------    ------------    ------------
Net cash used by investing activities                                           (314,551)              .          (7,519)
                                                                            ------------    ------------    ------------
Cash flows from financing activities:
   Issuance of common stock                                                    7,505,173         600,000         600,000
   Proceeds from convertible notes payable                                     2,600,000
   Note payable, current                                                       1,117,250          24,000
   Officer/director notes                                                         80,000               .               .
                                                                            ------------    ------------    ------------
Net cash provided by financing activities                                     11,302,423         624,000         600,000
                                                                            ------------    ------------    ------------
Net increase in cash                                                             191,090         180,387         131,397

Cash, beginning balance                                                                           10,703          66,394
                                                                            ------------    ------------    ------------
Cash, ending balance                                                        $    191,090    $    191,090    $    197,791
                                                                            ============    ============    ============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                   $          0    $          0    $          0
                                                                            ============    ============    ============
Supplemental disclosure of non-cash financing activities:
   Issuance of common stock for services                                    $  6,387,113    $    239,700    $     60,000
                                                                            ============    ============    ============
   Issuance of common stock for conversion of note payable                  $  2,675,000
                                                                            ============
   Issuance of common stock for repurchase of distributorship               $    475,000
                                                                            ============
   Issuance of common stock for litigation settlement                       $    649,689
                                                                            ============
   Accrued interest on notes payable                                        $    398,577
                                                                            ============


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)

Note 1.       Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

Note 2.       Description of business and significant account policies:

              The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to April 30, 2000 totaling $2,649,286. The Company produced 10 preproduction machines for demonstration and sales purposes. These machines have a book value of $7,000 each. The Company is currently in the process of completing its first 25 machines, which are in process and included in inventory at $125,000.00. The difference between the anticipated manufacturing price per machine ($7,000) and the cost to obtain the machines has been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

Note 3.       Issuance of common stock:

              The Company issued an aggregate of 2,285,000 shares during the quarter ended April 30, 2000. 1,775,000 shares were sold in private placements by the Company and 510,000 shares were issued in payment of services.

              The Company issued an aggregate of 2,200,000 shares during the quarter ended April 30, 1999. 1,900,000 shares were sold in private placements by the Company and 300,000 shares were issued in payment of services.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)

Note 4.       April 1998 financing:

              In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of April 30, 2000, $1,250,000 of the $1,500,000 in
              proceeds has been received by the Company and 2,500,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due are anticipated to be received by July 31, 2000.

         ITEM 2.  PLAN OF OPERATION

         General

         The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending April 30, 2000, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1999 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

         Liquidity and Capital Resources

         Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At April 30, 2000 the Company had approximately $191,090 in cash.

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

                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         In May 1991, the Company entered into a joint venture agreement with California Food & Vending ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The companies planned to work together in the manufacturing and marketing of a French fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained our distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000, which has been paid; issue 250,000 shares of our common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 thereafter and $.25 for each pound of potato product sold by Tasty Fries.

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

         ITEM 2.  CHANGES IN SECURITIES

         The Company issued 160,000 unregistered shares of its common stock in payment of services rendered to the Company by third parties.

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

                                      Tasty Fries, Inc.


                                      /s/ Edward C. Kelly
                                      -----------------------------------------
                                      Edward C. Kelly
Date:  June 1, 2000                   President and Principal Financial Officer