Form 10KSB/A
period 1999-01-31
TASTY FRIES INC
filed 2000-08-25
CIK 791885

================================================================================

                                  FORM 10-KSB/A
                                 Amendment No. 2


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                   For the fiscal year ended January 31, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                        For the transition period from to


                         Commission File No. 33-4460-NY
                         -------------------------------


              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
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

The aggregate market value of the common voting stock held by non-affiliates as of April 20, 1999: Not Determinable.

Shares outstanding of the registrant's common stock as of April 30, 1999:
19,200,000 shares.


================================================================================

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

     In December 1994, having completed much of the design and development of the new Machine, Premier and the Company amended the original manufacturing contract (the "Premier Amendment"). The Premier Amendment described the terms under which Premier would: (i) manufacture the 10 beta models of the new machine and (ii) begin manufacture of the production units.

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

     The Company has, to date, sold or granted an aggregate of 15 territorial distributorships. In the course of normal business, some of these distributorships have been reacquired by the Company and others have been terminated due to default on behalf of the distributor. There are currently 9 distributorships, which have not been terminated or reacquired. The distributor's obligations to make further payments, after tendering the initial deposit required upon execution of the distributorship agreement, are conditioned on the Company's ability to ship its Machines and related products. Management believes that once commercial production of Machines is commenced and distributors notified and required to place orders for Machines, some of such distributors may be financially unable to do so or may simply elect not to purchase Machines and effectuate their respective agreement.

     The Company has retained the services of Claridge Capital Corporation to assist with the Marketing and Sales of the Machine. Claridge had been instrumental in developing and maintaining the Company's web site
(www.tastyfries.com) and introducing the Company to the marketplace.

CALIFORNIA FOOD & VENDING, INC.

     In May 1991, the Company (via its predecessor, Adelaide Holdings, Inc.) entered into a joint venture agreement with California Food & Vending ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The two companies decided to create an alliance in which one entity would design and build a machine, while the other company marketed the unit. The original joint venture agreement called for CFV to develop and manufacture a French fry vending machine which the Company would then market on a global basis. In March 1992, the two parties subsequently amended the original agreement and effectively switched roles in the transaction, so that the Company would design, develop and manufacture a French fry machine, which CFV would then have primary responsibility for marketing.

     In March 1993, California Food & Vending initiated a legal action against the Company, for lack of performance under their agreements. In February 1995, the Company reached a settlement agreement with CFV, which supersedes an arbitration award from October 1994 granted in CFV's favor. The settlement agreement provides for: (i) payment to CFV of a royalty per machine sold consisting of $350 per machine for the first 500 machines sold and 35% of the gross profit for machines sold thereafter, up to a limit of $500 per machine;
(ii) payment to CFV of a royalty consisting of $.25 for each pound of potato product sold; (iii) issuance of an option to CFV for the purchase of 100,000 post-split shares of the Company's common stock at an exercise price of $2.00 per share (on a post-split basis) through February 1, 1999; (iv) CFV shall receive an aggregate of $2,000,000 payable from 50% of all domestic and international gross distribution fees received by the Company until paid in full, and thereafter 25% of all international distribution fees received by the Company; and (v) the granting to CFV of the distribution rights for the Machine for the State of California (the documentation and specific terms of the distribution agreement have not been determined). The royalties, fees, and profits payable in the future to CFV could become material, but there is no way to assign a dollar figure to this payable since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

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

COMPETITION

     The Company faces competition from other suppliers of French fries, including fast food outlets. The Company is aware of other companies, which have test marketed French fry vending machines or are in the process of developing such machines. Certain of the companies may be currently viewed as competitors or which may become competitors in the future, have more capital and greater resources than the Company. Currently, the Company is aware of at least three competitors in the French fry vending machine business: Ore-Ida, TEGE and Vendotech.

     Ore-Ida, a U.S.-based major manufacturer and distributor of frozen potato products, has developed a machine that uses frozen, precut French fries, which are heated by a hot-air system. Ore-Ida has spent many years and considerable capital in the development of their machine. They have been marketing their machine domestically and abroad for a number of years. The Vendotech machine also uses precut frozen fries, which it cooks in oil. Vendotech has a marketing alliance with McCain's, a large Canadian potato producer. Because both the Ore-Ida machine and the Vendotech machine are based on a premise of using frozen, precut fries, the Company believes that they are not truly comparable technologies. In contrast the Company's Machine cooks French fries which are not, and have never been frozen; rather, its French fries are made fresh for every serving from dehydrated potatoes which are mixed with water and cooked only when a vend is actually purchased.

     TEGE, a Swiss company, uses a dehydrated potato powder, which is used to form French fries, which are then cooked in oil. TEGE has recently announced that they have begun limited commercial production and have placed a number of beta units on location in the United Kingdom. TEGE's current marketing strategy is focused on four primary European markets.

     Management believes, although no assurances are given, that due to current customer demand for French fried potatoes, that there may be additional competition in the future in the area of French fry vending.

AVAILABILITY OF RAW MATERIALS

     The raw materials or inputs used by the machine in the production of each serving of fries are: potato product, cooking oil, water and serving cups (with ketchup and salt packets attached to the bottom). Management believes that the oil, condiments and serving cups used in the dispensing of French fries are readily available from its current suppliers. In the event that one or more of these materials were to be unavailable from a current supplier, the Company is confident that comparable substitute products would be available from other suppliers. The Company presently purchases its potato product from a single source. The Company currently has no contract (exclusive or otherwise) or licensing rights to purchase the potato product from this supplier. The loss of the availability of the potato product from the current supplier may have an adverse effect on the Company's business. The Company is in the process of attempting to identify alternative sources for its potato product. At such time in the future as may be warranted by the success of the Company's business, the Company may elect to enter into the production of its own proprietary potato product or enter into contract manufacturing for the same. SEE "POTATO PRODUCT."

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

GOVERNMENTAL APPROVALS AND REGULATIONS

     The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine's design complies with National Sanitation Foundation ("NSF") guidelines as well as Underwriter's Laboratory ("UL") standards. The Machine will receive UL and NSF approvals prior to sale and installation. The Company has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. In this regard, management has begun the process of obtaining UL certification. The Company is also seeking certification from the National Automatic Merchandising Association ("NAMA"). Management has been advised that all certifications and approvals should be applied for upon commercial production and would not be issued until such time. Management believes, although no assurance is given, that the required approvals from UL, NAMA and the various regulatory agencies are obtainable and is not currently aware of anything that will delay the necessary approvals.

     Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture and operation of the machine.

RESEARCH AND DEVELOPMENT COSTS

     For the fiscal years ended January 31, 1999 and 1998, the Company incurred $585,417 and $533,458, respectively, in costs and expenses relating to the research and development of its machine.

PERSONNEL

     As of April 30, 1998, the Company had a total of five full-time employees. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations, if any, which remains constant to support such additional expense. If hired, such additional employees may include a director of marketing, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months.

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

ITEM 3. LEGAL PROCEEDINGS.

CALIFORNIA FOOD AND VENDING

     On August 17, 1998 California Food and Vending, Inc. ("CFV") filed a multi-count law suit in the United States District Court for the Central District of California against the Company. CFV asserted, in essence, that Tasty Fries and its Chief Executive Officer, Edward C. Kelly, breached the terms of the settlement reached with it in the prior litigation by failing to sell distributorships, failing to accede to CFV's to maintain its option at the pre-reverse split level notwithstanding the fact that the Company's stock went through a reverse split after the settlement and misrepresenting the Company's condition at the time of the settlement. CFV's First Amended Complaint was dismissed with leave to amend only some of the counts. It is the opinion of the Company's counsel that CFV's lawsuit lacks merit and that the Company will prevail.

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

                                                High Bid            Low Bid
                                                --------            -------
          FISCAL 1997
          -----------
          First Quarter                            $2.09              $1.00
          Second Quarter                           $1.94              $1.00
          Third Quarter                            $1.69              $ .69
          Fourth Quarter                           $1.38              $ .47

          FISCAL 1998
          -----------
          First Quarter                            $ .95              $ .51
          Second Quarter                           $ .85              $ .45
          Third Quarter                            $1.30              $ .38
          Fourth Quarter                           $ .59              $ .32

          FISCAL 1999
          -----------
          February 1 through April 27              $ .91              $ .24

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

Liquidity and Capital Resources

     Since its inception, the Company has had no revenues from operations and has relied almost exclusively on stockholder loans, limited distribution deposits and sales of securities to raise working capital to fund operations. At January 31, 1999, the Company had approximately $66,394 in cash.

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

     In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and the shares were issued into escrow, pending funding. As of January 31, 1999, the Company has received $800,000 of the total $1,500,000 financing and 1,600,000 of the total 3,000,000 shares have been released. SEE "SUBSEQUENT EVENTS."

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

Results of Operations, Fiscal Years ending January 31, 1998 & 1999

     The Company had no revenues for the fiscal years ended January 31, 1998 and 1999. From fiscal 1997 to 1998, travel and entertainment expenses decreased approximately 61% from approximately $147,372 in 1997 to approximately $57,656 in 1998 primarily due to significant decrease in business related travel. Consulting expenses decreased from approximately $1,159,964 in fiscal 1997 to $172,600 in fiscal 1998. The decrease in consulting expenses was primarily due to the Company's reduced dependence on consultants to provide financial, business and marketing expertise. Payroll and payroll taxes decreased approximately 10% from approximately $640,267 in fiscal 1997 to approximately $573,814 in fiscal 1998. The decreased payroll and payroll tax expense resulted primarily from the release of personnel in 1998. Management believes, although it cannot be assured, that it has made significant inroads in stabilizing its operating and overhead costs and should be able to move forward with its business plan as discussed herein.

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

ITEM 7. FINANCIAL STATEMENTS.

     Audited, consolidated balance sheets as of January 31, 1999 and 1998, and related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 1999 are included after Item 12 herein.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)  IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

     The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                       Positions with
    Name                   Age             Company
    ----                   ---         --------------
Edward C. Kelly             63         President, Chief Executive Officer,
                                       Treasurer and Chairman of the Board*

Leonard J. Klarich          65         Vice President, Secretary and Director*

Jurgen A. Wolf              65         Director*

Ian D. Lambert              54         Director

Kurt R. Ziemer              44         Director

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

(C)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

     None.

(D)  FAMILY RELATIONSHIPS.

     None.

ITEM 10. EXECUTIVE COMPENSATION

(A)  GENERAL

(B)  SUMMARY COMPENSATION TABLE

                                                             ONE-TIME
                            ANNUAL COMPENSATON (1)         COMPENSATION
                         -------------------------    ------------------------
                          Fiscal Year
      Nane &                Ended                                  Restricted
Principal Position        January 31,     Salary       Bonus       Stock (2)
------------------       ------------    ---------    --------   -------------
Edward C. Kelly              1999        $267,000
President, CEO               1998        $289,000         $0     $1,031,250 (4)
& Chairman (3)               1997        $240,000         $0

Christopher A.               1998        $ 93,750         $0
Plunkett, EVP (5)

Leonard J. Klarich           1999        $ 12,400         $0
Secretary, Director          1998        $ 60,000         $0
& Vice President (6)         1997        $ 40,000         $0

(1) There were no long-term incentive payments made in the year ended January 31, 1999.

(2) Value of restricted stock grants are determined by using the closing bid price of the Company's common stock on the date of issuance.

(3) Mr. Kelly has served as President and Treasurer of the Company since June 10, 1994, a director since April 1994, Chairman of the Board since June 3, 1996, and was Executive Vice President from January 1994 to June 10, 1994. This table does not include: (i) accrued director compensation of approximately $833 per month since September 1995; (ii) a restricted stock award of 9,206 post-split shares granted to Mr. Kelly as a component of his compensation for the fiscal year ended January 31, 1996; (iii) options granted to each board member on October 1, 1996 by the Board of Directors for 50,000 post-split shares of restricted common stock exercisable for three years at $4.00 per share and an option granted for 1,000,000 post-split shares of common stock exercisable for two years at .50 per share.

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

(C)  OPTIONS/S.A.R. GRANTS TABLE

     OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 1999

                                                     Percent of Total
                          Number of Securities       Options Granted
                          Underlying Options         to Employee in
         Name                  Granted                 Fiscal Year
         ----             ---------------------      -----------------
     Edward C. Kelly           1,000,000(1)                100%
     7/1/98

(1) Mr. Kelly was issued, by the Board of Directors, a stock option to purchase an aggregate of 1,000,000 shares of common stock. SEE "EXECUTIVE COMPENSATION TABLE."

(D)  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE.

     None.

(E)  LONG TERM INCENTIVE PLAN (`LTIP") AWARDS TABLE.

     None.

(F   COMPENSATON OF DIRECTORS.

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

(G) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     On October 1, 1994, the Company entered into an employment agreement with Edward C. Kelly, its then President and Treasurer. The employment agreement was for a three-year term commencing retroactively to October 1, 1993 and was automatically renewable for additional one-year terms after expiration on September 30, 1996. The employment agreement was subsequently amended effective May 1, 1995. SEE EXHIBIT 13.1. On June 16, 1997, the Company executed an employment agreement with Christopher Plunkett who joined the Company as Executive Vice President. On June 15, 1998 Mr. Plunkett's employment was terminated with the Company.

(H)  REPORT ON REPRICING OF OPTIONS/SARS

     None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The following table sets forth, as of April 30, 1998, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

Name & Address of                           Amount & Nature of        Percent
 Beneficial Owner                           Beneficial Ownership      of Class
-------------------                         --------------------      --------
Edward C. Kelly                                 1,568,650                8.1%
650 Sentry Parkway, Suite One
Blue Bell, PA  19422  (1)

Name & Address of                           Amount & Nature of        Percent
 Beneficial Owner                           Beneficial Ownership      of Class
-------------------                         --------------------      --------
Lancaster Investment Corporation                2,200,000               11.4%
11 Waterfront Estates, Estates Drive
Lancaster, PA  17602  (2,3)

L. Eric Whetstone                                539,000                 2.8%
11 Waterfront Estates, Estates Drive
Lancaster, PA  17602  (3,4)

Whetstone Ventures Corporation, Inc.             277,000                 1.4%
11 Waterfront Estates, Estates Drive
Lancaster, PA  17602  (3)

----------------

(1) Does not include an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable until October 1, 1999 at $4.00 per share. Does not include an option for 1,000,000 post-split shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 1, 2000 at $.50 per share.

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

(B)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of April 30, 1999, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

Name & Address of                           Amount & Nature of         Percent
 Beneficial Owner                          Beneficial Ownership       of Class
------------------                         --------------------       --------
Edward C. Kelly                               1,568,650                  8.17%
650 Sentry Parkway, Suite One
Blue Bell, PA  19422  (1)

Leonard J. Klarich                               45,000                   .24
839 Claybrook Court
Knoxville, TN  37923  (2)

Jurgen A. Wolf                                  107,361                   .56
1285 West Pender Street
Vancouver, B.C. Canada  (3)

Ian D. Lambert                                  374,952                  1.95%
c/o International Tasty Fries, Inc.
595 Howe Street, Suite 602
Vancouver, B.C.  V6C 2T5  (4)

Kurt R. Ziemer                                  171,528                  1.12%
599 Valley View Drive
New Holland, PA  17557  (5)

All Officers and Directors                    2,269,483                 12.04%
as a group  (5 persons)

--------------

* less than 1%

(1) Does not include an option for 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable until October 1, 1999 at $4.00 per share. Does not include an option for 1,000,000 post-split shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 1, 2000 at $.50 per share.

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

     In May of 1995, the Company loaned an officer/director $50,000 at 10% interest per annum. The loan was repaid in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1999 and 1998 was $0 and $24,747, respectively.

     In August of 1996, the Company loaned a different officer/director $50,000 at 10% interest per annum. The loan was repaid in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1999 and 1998 was $0 and $5,630, respectively.

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

     In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to Lancaster Investment Corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. In connection with the transaction, the Company also issued 150,000 post-split shares of restricted stock to L. Eric Whetstone as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction. As of January 31, 1999, $800,000 has been received by the Company and 1,600,000 shares have been released to the investor. The terms of this financing call for the Company to file a registration statement with the Securities and Exchange Commission within 30 days of signing, which was April 13, 1998. The Company intends to register all of the restricted common shares and warrant shares issued and/or granted under this transaction in a registration statement as soon as is practicable. SEE "CHANGES IN CONTROL."

                              REPORTS ON FORM 8-K.

     Forms 8-K dated June 3, 1997 and November 5, 1997 are hereby incorporated by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TASTY FRIES, INC.                                /s/ EDWARD C. KELLY
Date:  April 28, 1999                      By:-------------------------------
                                                 Edward C. Kelly
                                                 President and Principal
                                                 Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ EDWARD C. KELLY                                  August 4, 2000
-----------------------------------
Edward C. Kelly, Chairman, CEO
President, Treasurer & Director


/s/ LEONARD J. KLARICH
-----------------------------------                 August 4, 2000
Leonard J. Klarich, Vice President,
Secretary & Director


/s/ JURGEN A. WOLF
-----------------------------------                 August 4, 2000
Jurgen A. Wolf, Director


/s/ IAN D. LAMBERT
-----------------------------------                 August 4, 2000
Ian D. Lambert, Director


/s/ KURT N. ZIEMER
-----------------------------------                 August 4, 2000
Kurt N. Ziemer, Director