Form 10QSB/A
period 1999-04-30
TASTY FRIES INC
filed 2000-08-25
CIK 791885

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A

                                   ----------


                                 AMENDMENT NO. 2


                              [X] QUARTERLY REPORT

                                       OR

                              [ ] TRANSITION REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended April 30, 1999


                         Commission File No. 33-4460-NY


                                TASTY FRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                             65-0259052
-----------------------------                               -------------------
 State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization                               Identification No.)


                          650 SENTRY PARKWAY, SUITE ONE
                          BLUE BELL, PENNSYLVANIA 19422
               --------------------------------------------------
               (Address Of Principal Executive Offices)(Zip Code)


                                 (610) 941-2109
               --------------------------------------------------
               (Registrant's telephone number, include area code)


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

================================================================================

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                     April 30,      January 31,
                                                       1999             1999
                                                   ------------    -------------
                                                   (Unaudited)
Current assets:
   Cash ........................................   $    197,791    $     66,394
   Prepaid expenses ............................         58,753         123,313
                                                   ------------    ------------
         Total current assets ..................        256,544         189,707
                                                   ------------    ------------
Property and equipment, net ....................         29,144          24,777
                                                   ------------    ------------
Other assets:
   Loan costs, net of accumulated amortization..        110,093         129,831
                                                   ------------    ------------
                                                   $    395,781    $    344,315
                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses .......   $    870,739    $  1,070,751
                                                   ------------    ------------
Unearned revenue ...............................        261,000         261,000
                                                   ------------    ------------
Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 25,000,000 shares;
    issued and outstanding 20,195,606
    shares at April 30, 1999 and
    17,995,606 at January 31, 1999 .............         20,196          17,996
   Additional paid-in capital ..................     15,672,877      14,838,577
   Deficit accumulated in development stage ....    (16,429,031)    (15,844,009)
                                                   ------------    ------------
                                                       (735,958)       (987,436)
                                                   ------------    ------------
                                                   $    395,781    $    344,315
                                                   ============    ============


                        See notes to financial statements

                                      TASTY FRIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF OPERATIONS

                     FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                         (Unaudited)

                                                Cumulative
                                                  Since
                                                Inception         1999           1998
                                               ------------    -----------    ----------
Revenues ...................................   $       --      $      --      $     --

Costs and expenses:
   Research, machine and product development      2,536,363          6,431        67,598
   Selling, general and administrative .....     12,250,418        578,591       475,514
                                               ------------    -----------    ----------
                                                 14,786,781        585,022       543,112
                                               ------------    -----------    ----------
Net loss before other income (expense) .....    (14,786,781)      (585,022)     (543,112)

Other income (expense):
   Interest income .........................         21,274                          687
   Forfeited distributor deposits ..........         15,000
   Interest expense ........................     (1,988,124)                    (329,135)
                                               ------------                   ----------
                                                 (1,951,850)                    (328,448)
                                               ------------                   ----------
Net loss ...................................   $(16,738,631)   $  (585,022)   $  (871,560)
                                               ============    ===========    ==========
Net loss per share of common stock .........                   $     (0.03)   $    (0.09)
                                                               ===========    ==========
Weighted average shares outstanding ........                    18,870,145     9,889,910
                                                               ===========    ==========

                              See notes to financial statements

                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                                         (Unaudited)

                                                                                                                    Total
                                                               Common           Paid in         Accumulated       Stockholder
                                                               Stock            Capital           Deficit           Equity
                                                            -----------       -----------       -----------       -----------
BALANCE, FEBRUARY 1, 1991 ..............................    $   157,307       $  (156,307)                        $     1,000
Issued 1,114,679 shares for note conversion ............         11,147           113,853                             125,000
Net loss for the year ended January 31, 1992 ...........                                        $  (198,425)         (198,425)
                                                            -----------       -----------       -----------       -----------
BALANCE, JANUARY 31, 1992 ..............................        168,454           (42,454)         (198,425)          (72,425)
Sold 4,275,000 shares ..................................         42,750           457,250                             500,000
Issued 150,000 shares for services .....................          1,500            36,000                              37,500
Net loss for the year ended January 31, 1993 ...........                                           (773,304)         (773,304)
                                                            -----------       -----------       -----------       -----------
BALANCE JANUARY 31, 1993 ...............................        212,704           450,796          (971,729)         (308,229)
Issued 7,600,000 shares ................................         76,000           464,000                             540,000
Issued 220,000 shares for services .....................          2,200                                                 2,200
Redeemed 3,145,000 shares ..............................        (31,450)           31,450
Net loss for the year ended January 31, 1994 ...........                                           (658,820)         (658,820)
                                                            -----------       -----------       -----------       -----------
BALANCE JANUARY 31, 1994 ...............................        259,454           946,246        (1,630,549)         (424,849)
Issued 3,129,999 shares ................................         31,300           547,950                             579,250
Issued 2,151,622 shares for services ...................         21,516           121,294                             142,810
Issued 1,000,000 shares for litigation settlement ......         10,000           460,000                             470,000
Net loss for the year ended January 31, 1995 ...........                                         (2,148,933)       (2,148,933)
                                                            -----------       -----------       -----------       -----------
BALANCE, JANUARY 31, 1995 ..............................        322,270         2,075,490        (3,779,482)       (1,381,722)


                                               See notes to financial statements


                                                          TASTY FRIES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                                             (Unaudited)

                                                                                                             Total
                                                          Common          Paid in        Accumulated      Stockholder
                                                          Stock           Capital          Deficit           Equity
                                                       -----------      -----------      -----------      ------------
BALANCE, JANUARY 31, 1995 ..........................   $   322,270      $ 2,075,490      $(3,779,482)     $(1,381,722)
Issued 36,415,000 shares ...........................       364,150        3,000,350                         3,364,500
Issued 6,733,502 shares for services ...............        67,335          381,880                           449,215
Issued 625,000 shares for loan conversion ..........         6,250           43,750                            50,000
Issued 1,000,000 shares for repurchase of
  distributorship ..................................        10,000           90,000                           100,000
Reverse stock split ................................      (766,155)         766,155
Net loss for the year ended January 31, 1996 .......                                      (1,384,488)      (1,384,488)
                                                       -----------      -----------      -----------      -----------
BALANCE, JANUARY 31, 1996 ..........................         3,850        6,357,625       (5,163,970)       1,197,505
Redemption of 730,000 shares issued to
  Acumen Services, Ltd. in September 1995 ..........          (730)      (2,091,270)                       (2,092,000)
Issued 1,455,000 shares ............................         1,455        1,506,045                         1,507,500
Issued 125,000 shares for services .................           125          324,875                           325,000
Net loss for the year ended January 31, 1997 .......                                      (2,172,260)      (2,172,260)
                                                       -----------      -----------      -----------      -----------
BALANCE, JANUARY 31, 1997 ..........................         4,700        6,097,275       (7,336,230)      (1,234,255)


                                               See notes to financial statements


                                                    TASTY FRIES, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                                       (Unaudited)

                                                                                                             Total
                                                            Common        Paid in       Accumulated       Stockholder
                                                            Stock         Capital         Deficit           Equity
                                                            -------     -----------     ------------      -----------
BALANCE, JANUARY 31, 1997 ...............................   $ 4,700     $ 6,097,275     $ (7,336,230)     $(1,234,255)
Issuance of 1,500,000 shares for
  non-recurring compensation ............................     1,500       1,029,750                         1,031,250
Issuance of 167,083 shares ..............................       167          80,650                            80,817
Issuance of 955,000 shares for services .................       955       1,239,045                         1,240,000
Issuance of 43,750 shares for litigation settlement .....        44          54,644                            54,688
Issuance of 700,000 shares for convertible notes ........       700         566,979                           567,679
Issuance of 452,772 shares for repayment
  of notes payable ......................................       452         523,587                           524,039
Issuance of 120,000 shares for repayment
  of notes payable officer/director .....................       120         175,830                           175,950
Net loss for the year ended January 31, 1998 ............                                 (4,995,655)      (4,995,655)
                                                            -------     -----------     ------------      -----------
BALANCE, JANUARY 31, 1998 ...............................     8,638       9,767,760      (12,331,885)      (2,555,487)
Issuance of 2,251,307 shares ............................     2,252       1,299,526                         1,301,778
Issuance of 5,586,150 shares for convertible notes ......     5,586       3,129,504                         3,135,090
Issuance of 42,704 shares for interest
  on convertible notes ..................................        43          26,385                            26,428
Issuance of 1,226,815 shares for services ...............     1,227         490,652                           491,879
Issuance of 250,000 shares for repurchase
  of distributorship ....................................       250         124,750                           125,000
Net loss for the year ended January 31, 1999 ............                                 (3,512,124)      (3,512,124)
                                                            -------     -----------     ------------      -----------
BALANCE, JANUARY 31, 1999 ...............................    17,996      14,838,577      (15,844,009)        (987,436)


                                               See notes to financial statements


                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                                  (Unaudited)
                                                                                                 Total
                                            Common         Paid-In            Deficit        Stockholders'
                                            Stock          Capital         Accumulation         Deficit
                                           -------       -----------       ------------       ----------
Balance, February 1, 1999 .............    $17,996       $14,838,577       $(15,844,009)      $(987,436)
Issuance of 1,900,000 shares ..........      1,900           774,600                            776,500
Issuance of 300,000 shares
  for services ........................        300            59,700                             60,000
Net loss for three months .............                                        (585,022)       (585,022)
                                           -------       -----------       ------------       ---------
Balance, April 30, 1999 ...............    $20,196       $15,672,877       $(16,429,031)      $(735,958)
                                           =======       ===========       ============       =========


                                               See notes to financial statements


                                                  TASTY FRIES, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                                     (Unaudited)

                                                                             Cumulative
                                                                                Since
                                                                              Inception           1999            1998
                                                                            ------------       ----------       ----------
Cash flows from operating activities:
   Net loss ............................................................    $(16,429,031)      $ (585,022)      $ (871,560)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization ....................................         175,315           22,890           22,687
      Common stock issued for services .................................       3,808,015           60,000           57,000
      Stock purchase discount ..........................................         485,345          176,500
      Common stock issued for litigation settlement ....................         524,689
      Common stock issued for interest on convertible notes ............       1,129,196                           328,027
      Accrued interest on notes and convertible notes payable ..........         398,577
Changes in assets and liabilities:
      Other assets .....................................................         (58,753)          64,560          (36,503)
      Unearned revenue .................................................         386,000
      Accounts payable and accrued expenses ............................         870,740         (200,012)         104,250
                                                                            ------------       ----------       ----------
Net cash used by operating activities ..................................      (8,709,907)        (461,084)        (396,099)
                                                                            ------------       ----------       ----------
Cash flows from investing activities:
   Purchase of furniture and equipment .................................         (77,696)          (7,519)
   Loan costs ..........................................................        (236,856)
                                                                            ------------       ----------
Net cash used by investing activities ..................................        (314,552)          (7,519)
                                                                            ------------       ----------
Cash flows from financing activities:
   Sale of common stock ................................................       6,349,000          600,000
   Proceeds from convertible notes payable .............................       2,600,000
   Note payable, current ...............................................         193,250
   Loan receivable, officer ............................................          80,000                            21,180
                                                                            ------------       ----------       ----------
Net cash provided by financing activities ..............................       9,222,250          600,000           21,180
                                                                            ------------       ----------       ----------
Net increase (decrease) in cash ........................................         197,791          131,397         (374,919)
Cash, beginning balance ................................................                           66,394          380,136
                                                                                               ----------       ----------
Cash, ending balance ...................................................    $    197,791       $  197,791       $    5,217
                                                                            ============       ==========       ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest ..............................................                       $        0       $        0
                                                                                               ==========       ==========
Supplemental disclosure of non-cash financing activities:
   Issuance of common stock for services ...............................    $  7,286,030       $   60,000       $   57,000
                                                                            ============       ==========       ==========
   Issuance of common stock for litigation settlement ..................    $    524,689
                                                                            ------------
   Issuance of common stock for interest on convertible notes ..........    $  1,129,196                        $  328,027
                                                                            ------------                        ==========
   Issuance of common stock for repurchase of distributorships .........    $    225,000
                                                                            ------------
   Issuance of common stock for conversion of note payable .............    $  2,675,000
                                                                            -------------
   Accrued interest on notes payable ...................................    $    398,577
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

2.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNT POLICIES:

     The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine that will cook and dispense French fries. The Company has incurred research and development costs from inception to January 31, 2000 totaling $2,536,363. The Company has received ten pre-production prototype machines primarily used for demonstrative and sales purposes, and it is anticipated that each machine can be sold for approximately $9,000. For the past two years the Company has been tooling and producing its first 25 machines. This process has been extended for a long period of time as a result of limited working capital. The Company is currently in the process of producing its first 25 machines, which are approximately 70% complete. The costs associated with the production of the machines have been charged to research, machine, and product development costs. From the corporation's date of inception, October 18, 1985, to date, it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations from the sale of its French fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan.

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

ITEM 2. PLAN OF OPERATION

     GENERAL

     The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending April 30, 1999, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1997 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

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

     The Company does not undertake -- and specifically, declines any obligation -- to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.


                           PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 17, 1998, California Food and Vending, Inc. ("CFV") filed a multi-count lawsuit in the United States District Court for the Central District of California against the Company. CFV asserted, in essence, that Tasty Fries and its Chief Executive Officer, Edward C. Kelly, breached the terms of the settlement reached with it in the prior litigation by failing to sell distributorships, failing to accede to CFV's to maintain its option at the pre-reverse split level notwithstanding the fact that the Company's stock went through a reverse split after the settlement and misrepresenting the Company's condition at the time of the settlement. CFV's First Amended Complaint was dismissed with leave to amend only some of the counts. It is the opinion of the Company's counsel that CFV's lawsuit lacks merit and that the Company will prevail.

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


                                          Tasty Fries, Inc.


                                          /s/ EDWARD C. KELLY
                                          -------------------------------------
                                              Edward C. Kelly
                                              President and Principal
                                                Financial Officer


Date: August 4, 2000