Form 10QSB/A
period 1999-07-31
TASTY FRIES INC
filed 2000-08-25
CIK 791885

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS

                                                     July 31,       January 31,
                                                       1999            1999
                                                  -------------    ------------
                                                   (Unaudited)
Current assets:
   Cash ........................................   $    183,879    $     66,394
   Prepaid expenses ............................             --         123,313
                                                   ------------    ------------
         Total current assets ..................        183,879         189,707
                                                   ------------    ------------

Property and equipment, net ....................         25,617          24,777
                                                   ------------    ------------

Other assets:
   Loan costs, net of accumulated
    amortization of $146,500 ...................         90,355         129,831
                                                   ------------    ------------

                                                   $    299,851    $    344,315
                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses .......   $  1,866,924    $  1,070,751
                                                   ------------    ------------

Unearned revenue ...............................        220,000         261,000
                                                   ------------    ------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 23,222,511
    shares at July 31, 1999 and
    17,995,606 at January 31, 1999 .............         23,222          17,996
   Additional paid-in capital ..................     17,105,802      14,838,577
   Deficit accumulated in development stage ....    (18,916,097)    (15,844,009)
                                                   ------------    ------------
                                                     (1,787,073)       (987,436)
                                                   ------------    ------------

                                                   $    299,851    $    344,315
                                                   ============    ============

                      See notes to financial statements                       1


                                                           TASTY FRIES, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF OPERATIONS
                                       FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                                              (Unaudited)




                                         Cumulative
                                            Since             Three Months Ended                Six Months Ended
                                          Inception          1999               1998           1999             1998
                                        -------------        ----               ----           ----             ----
Revenues                                                    $                $                $               $
                                                            ------------     ------------     ------------    -----------
Costs and expenses:
   Research, machine and
    product development                  $  2,582,298            45,935           51,336           52,366         118,934
   Selling, general and
    administrative                         14,682,597         2,432,179          697,911        3,010,770       1,173,425
                                         -------------      ------------     ------------     ------------    -----------
                                           17,264,895         2,478,114          749,247        3,063,136       1,292,359
                                         -------------      ------------     ------------     ------------    -----------

Net loss before other
 income (expense)                         (17,264,895)       (2,478,114)        (749,247)      (3,063,136)     (1,292,359)
                                          ------------      ------------     ------------     ------------    ------------
Other income (expense):
   Interest income                             21,274                                667                            1,354
   Forfeited distributor deposits              15,000
   Interest expense                        (1,687,476)           (8,952)        (328,556)          (8,952)       (657,691)
                                        --------------      ------------     ------------     ------------    ------------
                                           (1,651,202)           (8,952)        (327,889)          (8,952)       (656,337)
                                        --------------      ------------     ------------     ------------    ------------

Net loss                                 $(18,916,097)      $(2,487,066)     $(1,077,136)     $(3,072,088)    $(1,948,696)
                                         =============      ============     ============     ============    ============
Net loss per share of
 common stock                                               $     (0.13)     $     (0.10)     $     (0.16)    $     (0.19)
                                                            ============     ============     ===========     ============
Weighted average shares
 outstanding                                                 19,681,421       10,830,334       19,462,404      10,525,092
                                                            ============     ============     ===========     ===========

                                            See notes to financial statements                                           2


                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    FOR THE SIX MONTHS ENDED JULY 31, 1999
                                                  (Unaudited)



                                                                                                     Total
                                                       Common        Paid  in     Accumulated     Stockholder
                                                        Stock         Capital       Deficit          Equity
                                                    -----------    -----------    -----------    -----------
Balance, February 1, 1991 .......................   $   157,307    $  (156,307)   $      --      $     1,000

Issued 1,114,679 shares for note conversion .....        11,147        113,853           --          125,000

Net loss for the year ended January 31, 1992 ....          --             --      $  (198,425)      (198,425)
                                                    -----------    -----------    -----------    -----------

Balance, January 31, 1992 .......................       168,454        (42,454)      (198,425)       (72,425)

Sold 4,275,000 shares ...........................        42,750        457,250           --          500,000

Issued 150,000 shares for services ..............         1,500         36,000           --           37,500

Net loss for the year ended January 31, 1993 ....          --             --         (773,304)      (773,304)
                                                    -----------    -----------    -----------    -----------

Balance January 31, 1993 ........................       212,704        450,796       (971,729)      (308,229)

Issued 7,600,000 shares .........................        76,000        464,000           --          540,000

Issued 220,000 shares for services ..............         2,200           --             --            2,200

Redeemed 3,145,000 shares .......................       (31,450)        31,450           --             --

Net loss for the year ended January 31, 1994 ....          --             --         (658,820)      (658,820)
                                                    -----------    -----------    -----------    -----------

Balance January 31, 1994 ........................       259,454        946,246     (1,630,549)      (424,849)

Issued 3,129,999 shares .........................        31,300        547,950           --          579,250

Issued 2,151,622 shares for services ............        21,516        121,294           --          142,810

Issued 1,000,000 shares for litigation settlement        10,000        460,000           --          470,000

Net loss for the year ended January 31, 1995 ....          --             --       (2,148,933)    (2,148,933)
                                                    -----------    -----------    -----------    -----------

Balance, January 31, 1995 .......................       322,270      2,075,490     (3,779,482)    (1,381,722)

                                            See notes to financial statements                              3



                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    FOR THE SIX MONTHS ENDED JULY 31, 1999
                                                  (Unaudited)

                                                                                               Total
                                                 Common        Paid  in      Accumulated    Stockholder
                                                  Stock         Capital        Deficit         Equity
                                               -----------    -----------    -----------    -----------
Balance, January 31, 1995 ..................   $   322,270    $ 2,075,490    $(3,779,482)   $(1,381,722)

Issued 36,415,000 shares ...................       364,150      3,000,350           --        3,364,500

Issued 6,733,502 shares for services .......        67,335        381,880           --          449,215

Issued 625,000 shares for loan conversion ..         6,250         43,750           --           50,000

Issued 1,000,000 shares for repurchase of
  distributorship ..........................        10,000         90,000           --          100,000

Reverse stock split ........................      (766,155)       766,155           --             --

Net loss for the year ended January 31, 1996          --             --       (1,384,488)    (1,384,488)
                                               -----------    -----------    -----------    -----------

Balance, January 31, 1996 ..................         3,850      6,357,625     (5,163,970)     1,197,505

Redemption of 730,000 shares issued to
  Acumen Services, Ltd. in September 1995 ..          (730)    (2,091,270)          --       (2,092,000)

Issued 1,455,000 shares ....................         1,455      1,506,045           --        1,507,500

Issued 125,000 shares for services .........           125        324,875           --          325,000

Net loss for the year ended January 31, 1997          --             --       (2,172,260)    (2,172,260)
                                               -----------    -----------    -----------    -----------

Balance, January 31, 1997 ..................         4,700      6,097,275     (7,336,230)    (1,234,255)


                                            See notes to financial statements                        4


                                                  TASTY FRIES, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                       FOR THE SIX MONTHS ENDED JULY 31, 1999
                                                     (Unaudited)



                                                                                                         Total
                                                          Common        Paid  in       Accumulated    Stockholder
                                                           Stock         Capital         Deficit         Equity
                                                      ------------    ------------    ------------    ------------
Balance, January 31, 1997 .........................   $      4,700    $  6,097,275    $ (7,336,230)   $ (1,234,255)

Issuance of 1,500,000 shares for
  non-recurring compensation ......................          1,500       1,029,750            --         1,031,250

Issuance of 167,083 shares ........................            167          80,650            --            80,817

Issuance of 955,000 shares for services ...........            955       1,239,045            --         1,240,000

Issuance of 43,750 shares for litigation settlement             44          54,644            --            54,688

Issuance of 700,000 shares for convertible notes ..            700         566,979            --           567,679

Issuance of 452,772 shares for repayment
  of notes payable ................................            452         523,587            --           524,039

Issuance of 120,000 shares for repayment
  of notes payable officer/director ...............            120         175,830            --           175,950

Net loss for the year ended January 31, 1998 ......           --               --       (4,995,655)     (4,995,655)
                                                      ------------    ------------    ------------    ------------

Balance, January 31, 1998 .........................          8,638       9,767,760     (12,331,885)     (2,555,487)

Issuance of 2,251,307 shares ......................          2,252       1,299,526            --         1,301,778

Issuance of 5,586,150 shares for convertible notes           5,586       3,129,504            --         3,135,090

Issuance of 42,704 shares for interest
  on convertible notes ............................             43          26,385            --            26,428

Issuance of 1,226,815 shares for services .........          1,227         490,652            --           491,879

Issuance of 250,000 shares for repurchase
  of distributorship ..............................            250         124,750            --           125,000

Net loss for the year ended January 31, 1999 ......           --              --        (3,512,124)     (3,512,124)
                                                      ------------    ------------    ------------    ------------

Balance, January 31, 1999 .........................         17,996      14,838,577     (15,844,009)       (987,436)

                                            See notes to financial statements                                   5

                                       TASTY FRIES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE SIX MONTHS ENDED JULY 31, 1999
                                          (Unaudited)


                                                                                      Total
                                    Common          Paid-In         Deficit        Stockholders'
                                     Stock          Capital       Accumulation       Deficit
                                 ------------    ------------    ------------    ------------
Balance, February 1, 1999 ....   $     17,996    $ 14,838,577    $(15,844,009)   $   (987,436)

Issuance of 2,900,000 shares .          2,900       1,211,600            --         1,214,500

Issuance of 250,000 shares for
 litigation settlement .......            250         124,750            --           125,000

Issuance of 1,576,905 shares
 for services ................          1,576         681,375            --           682,951

Issuance of 500,000 shares for
 repurchase of distributorship            500         249,500            --           250,000

Net loss for six months ......                                     (3,072,088)     (3,072,088)
                                 ------------    ------------    ------------    ------------

Balance, July 31, 1999 .......   $     23,222    $ 17,105,802    $(18,916,097)   $ (1,787,073)
                                 ============    ============    ============    ============

                              See notes to financial statements                            6


                                                        TASTY FRIES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                    FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                                           (Unaudited)

                                                      Cumulative

                                                          Since         Three Months Ended           Six Months Ended
                                                       Inception         1999          1998          1999           1998
                                                      -----------        ----          ----          ----           ----
Cash flows from operating activities:
   Net loss .....................................   $(18,916,097)   $ (2,487,066)   $ (1,077,136)   $ (3,072,088)   $ (1,948,696)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization .............        198,579          23,264          22,692          46,154          45,379
      Common stock issued for services ..........      4,430,966         622,951            --           682,951          57,000
      Stock purchase discount ...................        723,345         238,000         143,900         414,500         143,900
      Common stock issued for litigation
       settlement ...............................        649,689         125,000            --           125,000            --
      Common stock issued for interest
       on convertible notes .....................      1,129,196            --           309,598            --           637,625
      Common stock issued for repurchase
       of distributorships ......................        250,000         250,000            --           250,000            --
      Accrued interest on notes and
       convertible notes payable ................        398,577            --              --              --              --
   Changes in assets and liabilities:
      Other assets ..............................                         58,753        (115,467)        123,313        (151,970)
      Unearned revenue ..........................        345,000         (41,000)                        (41,000)
      Accounts payable and accrued expenses .....      1,866,925         996,185         101,557         796,173         205,807
                                                    ------------    ------------    ------------    ------------    ------------
Net cash used by operating activities ...........      8,923,820        (213,913)       (614,856)       (674,997)     (1,010,955)
                                                    ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:

   Purchase of furniture and equipment ..........        (77,696)           --              --            (7,519)           --
   Loan costs ...................................       (236,856)           --              --              --              --
                                                    ------------                                    ------------    ------------
Net cash used by investing activities ...........       (314,552)           --              --            (7,519)           --
                                                    ------------                                    ------------    ------------

Cash flows from financing activities:

   Sale of common stock .........................      6,549,000         200,000         650,000         800,000         650,000
   Proceed from convertible notes payable .......      2,600,000            --              --               --              --
   Note payable, current ........................        193,250            --              --               --              --
   Loan payable, officer ........................         80,000            --             9,197             --           30,377
                                                    ------------    ------------    ------------    ------------    ------------
Net cash provided by financing activities .......      9,422,250         200,000         659,197         800,000         680,377
                                                    ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash .................   $    183,878         (13,913)         44,341         117,484        (330,578)

Cash, beginning balance .........................            --          197,791           5,217          66,394         380,136
                                                    ------------    ------------    ------------    ------------    ------------

Cash, ending balance ............................   $    183,878    $    183,878    $     49,558    $    183,878    $     49,558
                                                    ============    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest .......................           --      $          0    $          0    $          0    $          0
                                                                    ============    ============    ============    ============
Supplemental disclosure of non-cash
 financing activities:
   Issuance of common stock for services ........   $  4,916,542    $    622,951    $          0    $    682,951    $     57,000
                                                    ============    ============    ============    ============    ============
   Issuance of common stock for
    litigation settlement .......................   $    649,689    $    125,000                    $    125,000
                                                    ============    ============                    ============
   Issuance of common stock for repurchase
    of distributorships .........................   $    475,000    $    250,000                    $    250,000
                                                    ============    ============                     ============
   Issuance of common stock for conversion
    of note payable .............................   $  2,675,000
                                                    ============
   Accrued interest on notes payable ............   $    398,577
                                                    ============

                                               See notes to financial statements                                          7

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

2.   Description of business and significant account policies:

     The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine that will cook and dispense French fries. The Company has incurred research and development costs from inception to January 31, 2000 total $2,582,298. The Company has received ten pre-production prototype machines primarily used for demonstrative and sales purposes, and it is anticipated that each machine can be sold for approximately $9,000. For the past two years the Company has been tooling and producing its first 25 machines. This process has been extended for a long period of time as a result of limited working capital. The Company is currently in the process of producing its first 25 machines, which are approximately 70% complete. The costs associated with the production of the machines has been charged to research, machine, and product development costs. From the corporation's date of inception, October 18, 1985, to date, it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations from the sale of its French fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan.

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

4.   April 1998 financing:

     In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of July 31, 1999 $1,000,000 of the $1,500,000 in proceeds has been received by the Company and 2,000,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due have not been received as of the date of this filing.

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

On July 12, 1999, the Company and CFV settled the case. Tasty Fries regained its State of California distributorship, which was owned by California Food & Vending. CFV gave up its rights to share equally in the first $4,000,000 of international and domestic distributorship fees to be paid to Tasty Fries when it commences the commercial delivery of its machines and twenty five percent of all such fees paid to Tasty Fries after the first $4,000,000. Tasty Fries received a 10% reduction from $500 per machine to $450 per machine with respect to the royalty to be paid to CFV on the cost of the machines. CFV received 250,000 shares of the Company's common stock and $1,000,000.

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

                                  TASTY FRIES, INC.


                                  /s/ EDWARD C. KELLY
                                  ----------------------------------------------
                                      Edward C. Kelly
                                      President and Principal Financial Officer

Date:  August 4, 2000