Form 10QSB/A
period 1999-10-31
TASTY FRIES INC
filed 2000-08-25
CIK 791885

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

                           --------------------------

                                TASTY FRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            -------------------------

         NEVADA                                         65-0259052
-------------------------------            ------------------------------------
State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization

                          650 SENTRY PARKWAY, SUITE ONE
                          BLUE BELL, PENNSYLVANIA 19422
                -------------------------------------------------
               (Address Of Principal Executive Offices)(Zip Code)

                                 (610) 941-2109
                -------------------------------------------------
               (Registrant's telephone number, include area code)

                             ADELAIDE HOLDINGS, INC.
                       -----------------------------------
                       11098 Biscayne Boulevard, Suite 403
                                 Miami, Florida
                                 (305) 899-0200
                            (Former name and address)

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                October 31,     January 31,
                                                                   1999           1999
                                                               ------------    ------------
                                                               (Unaudited)
Current assets:
   Cash ....................................................   $    100,102    $     66,394
   Prepaid expenses ........................................                        123,313
                                                               ------------    ------------
         Total current assets ..............................        100,102         189,707
                                                               ------------    ------------
Property and equipment, net ................................         22,938          24,777
                                                               ------------    ------------
Other assets:
   Loan costs, net of accumulated
    amortization of $166,240 ...............................         70,617         129,831
                                                               ------------    ------------

                                                               $    193,657    $    344,315
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses ...................   $  1,955,009    $  1,070,751
   Loan payable, officer ...................................         10,567
                                                               ------------    ------------
         Total current liabilities .........................      1,965,576       1,070,751
                                                               ------------    ------------
Unearned revenue ...........................................        220,000         261,000
                                                               ------------    ------------
Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 24,925,011
    shares at October 31, 1999 and
    17,995,606 at January 31, 1999 .........................         24,925          17,996
   Additional paid-in capital ..............................     17,908,075      14,838,577
   Deficit accumulated in development stage ................    (19,924,919)    (15,844,009)
                                                               ------------    ------------
                                                                 (1,991,919)       (987,436)
                                                               ------------    ------------
                                                               $    193,657    $    344,315
                                                               ============    ============


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)




                                                      Cumulative         Three Months Ended                  Nine Months Ended
                                                        Since        ----------------------------     -----------------------------
                                                      Inception         1999            1998             1999               1998
                                                     -----------     -----------     ------------     -----------      ------------
Revenues ......................................    $                $                $                $                $
                                                   ------------     ------------     ------------     ------------     ------------
Costs and expenses:
Research, machine and product development .....       2,655,469           73,171          362,664          125,537          481,598
Selling, general and
 administrative ...............................      15,618,248          935,651          343,548        3,946,421        1,516,973
                                                   ------------     ------------     ------------     ------------     ------------
                                                     18,273,717        1,008,822          706,212        4,071,958        1,998,571
                                                   ------------     ------------     ------------     ------------     ------------
Net loss before other income (expense) ........     (18,273,717)      (1,008,822)        (706,212)      (4,071,958)      (1,998,571)
                                                   ------------     ------------     ------------     ------------     ------------
Other income (expense):
Interest income ...............................          21,274                                                               1,354
Interest expense ..............................      (1,687,476)                         (328,188)          (8,952)        (985,879)
Forfeited distributor deposits ................          15,000
                                                   ------------     ------------     ------------     ------------     ------------
                                                     (1,651,202)                         (328,188)          (8,952)
                                                   ------------     ------------     ------------     ------------     ------------
Net loss ......................................    $(19,924,919)    $ (1,008,822)    $ (1,034,400)    $ (4,080,910)    $ (2,983,096)
                                                   ============     ============     ============     ============     ============
Net loss per share of common stock ............                     $      (0.05)    $      (0.08)    $      (0.20)    $      (0.25)
                                                                    ============     ============     ============     ============
Weighted average shares outstanding ...........                       21,386,880       12,292,464       20,626,641       11,717,036
                                                                    ============     ============     ============     ============




                        See notes to financial statements                      2

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)

                                                                                                                           Total
                                                                     Common          Paid  in         Accumulated       Stockholder
                                                                     Stock            Capital           Deficit            Equity
                                                                  -----------       -----------       -----------       -----------
Balance, February 1, 1991 ..................................      $   157,307       $  (156,307)                        $     1,000
Issued 1,114,679 shares for note conversion ................           11,147           113,853                             125,000
Net loss for the year ended January 31, 1992 ...............                                          $  (198,425)         (198,425)
                                                                  -----------       -----------       -----------       -----------
Balance, January 31, 1992 ..................................          168,454           (42,454)         (198,425)          (72,425)
Sold 4,275,000 shares ......................................           42,750           457,250                             500,000
Issued 150,000 shares for services .........................            1,500            36,000                              37,500
Net loss for the year ended January 31, 1993 ...............                                             (773,304)         (773,304)
                                                                  -----------       -----------       -----------       -----------
Balance January 31, 1993 ...................................          212,704           450,796          (971,729)         (308,229)
Issued 7,600,000 shares ....................................           76,000           464,000                             540,000
Issued 220,000 shares for services .........................            2,200                                                 2,200
Redeemed 3,145,000 shares ..................................          (31,450)           31,450
Net loss for the year ended January 31, 1994 ...............                                             (658,820)         (658,820)
                                                                  -----------       -----------       -----------       -----------
Balance January 31, 1994 ...................................          259,454           946,246        (1,630,549)         (424,849)
Issued 3,129,999 shares ....................................           31,300           547,950                             579,250
Issued 2,151,622 shares for services .......................           21,516           121,294                             142,810
Issued 1,000,000 shares for litigation settlement ..........           10,000           460,000                             470,000
Net loss for the year ended January 31, 1995 ...............                                           (2,148,933)       (2,148,933)
                                                                  -----------       -----------       -----------       -----------
Balance, January 31, 1995 ..................................          322,270         2,075,490        (3,779,482)       (1,381,722)



                        See notes to financial statements                      3

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)



                                                                                                                        Total
                                                                  Common           Paid  in        Accumulated      Stockholder
                                                                   Stock           Capital           Deficit          Equity
                                                               -----------        -----------      -----------      -----------
Balance, January 31, 1995 ..............................       $   322,270        $ 2,075,490      $(3,779,482)     $ (1,381,722)
Issued 36,415,000 shares ...............................           364,150          3,000,350                          3,364,500
Issued 6,733,502 shares for services ...................            67,335            381,880                            449,215
Issued 625,000 shares for loan conversion ..............             6,250             43,750                             50,000
Issued 1,000,000 shares for repurchase of
  distributorship ......................................            10,000             90,000                            100,000
Reverse stock split ....................................          (766,155)           766,155
Net loss for the year ended January 31, 1996 ...........                                            (1,384,488)       (1,384,488)
                                                               -----------        -----------      -----------       -----------
Balance, January 31, 1996 ..............................             3,850          6,357,625       (5,163,970)        1,197,505
Redemption of 730,000 shares issued to
  Acumen Services, Ltd. in September 1995 ..............              (730)        (2,091,270)                        (2,092,000)
Issued 1,455,000 shares ................................             1,455          1,506,045                          1,507,500
Issued 125,000 shares for services .....................               125            324,875                            325,000
Net loss for the year ended January 31, 1997 ...........                                            (2,172,260)       (2,172,260)
                                                               -----------        -----------      -----------       -----------
Balance, January 31, 1997 ..............................             4,700          6,097,275       (7,336,230)       (1,234,255)


                        See notes to financial statements                      4

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)



                                                                                                                           Total
                                                                      Common         Paid  in         Accumulated       Stockholder
                                                                       Stock         Capital            Deficit            Equity
                                                                     --------      ------------      ------------      ------------
Balance, January 31, 1997 ..................................         $  4,700      $  6,097,275      $ (7,336,230)     $ (1,234,255)
Issuance of 1,500,000 shares for
  non-recurring compensation ...............................            1,500         1,029,750                           1,031,250
Issuance of 167,083 shares .................................              167            80,650                              80,817
Issuance of 955,000 shares for services ....................              955         1,239,045                           1,240,000
Issuance of 43,750 shares for litigation settlement ........               44            54,644                              54,688
Issuance of 700,000 shares for convertible notes ...........              700           566,979                             567,679
Issuance of 452,772 shares for repayment
  of notes payable .........................................              452           523,587                             524,039
Issuance of 120,000 shares for repayment
  of notes payable officer/director ........................              120           175,830                             175,950

Net loss for the year ended January 31, 1998 ...............                                           (4,995,655)       (4,995,655)
                                                                     --------      ------------      ------------      ------------
Balance, January 31, 1998 ..................................            8,638         9,767,760       (12,331,885)       (2,555,487)
Issuance of 2,251,307 shares ...............................            2,252         1,299,526                           1,301,778
Issuance of 5,586,150 shares for convertible notes .........            5,586         3,129,504                           3,135,090
Issuance of 42,704 shares for interest
  on convertible notes .....................................               43            26,385                              26,428
Issuance of 1,226,815 shares for services ..................            1,227           490,652                             491,879
Issuance of 250,000 shares for repurchase
  of distributorship .......................................              250           124,750                             125,000
Net loss for the year ended January 31, 1999 ...............                                           (3,512,124)       (3,512,124)
                                                                     --------      ------------      ------------      ------------
Balance, January 31, 1999 ..................................           17,996        14,838,577       (15,844,009)         (987,436)



                        See notes to financial statements                      5

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)



                                                                                                                     Total
                                                         Common           Paid-In              Deficit            Stockholders'
                                                         Stock            Capital            Accumulation           Deficit
                                                        -------         ------------         ------------         ------------
Balance, February 1, 1999 ......................        $17,996         $ 14,838,577         $(15,844,009)        $   (987,436)
Issuance of 3,000,000 shares ...................          3,000            1,259,900                                 1,262,900
Issuance of 250,000 shares for
 litigation settlement .........................            250              124,750                                   125,000
Issuance of 3,179,405 shares
 for services ..................................          3,179            1,435,348                                 1,438,527
Issuance of 500,000 shares for
 repurchase of distributorship .................            500              249,500                                   250,000
Net loss for nine months .......................                                               (4,080,910)          (4,080,910)
                                                        -------         ------------         ------------         ------------
Balance, October 31, 1999 ......................        $24,925         $ 17,908,075         $(19,924,919)        $ (1,991,919)
                                                        =======         ============         ============         ============



                        See notes to financial statements                      6

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (Unaudited)



                                                          Cumulative         Three Months Ended              Nine Months Ended
                                                            Since      ----------------------------    -----------------------------
                                                          Inception       1999             1998            1999            1998
                                                       -------------   -------------   ------------    ------------    -------------
Cash flows from operating activities:
   Net loss ........................................   $(19,924,919)   $ (1,008,822)   $ (1,034,400)   $ (4,080,910)   $ (2,983,096)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization ................        220,997          22,418          22,687          68,572          68,066
      Common stock issued for services .............      5,186,542         755,576         246,878       1,438,527         303,878
      Stock purchase discount ......................        721,745          (1,600)        105,950         412,900         249,850
      Common stock issued for litigation settlement         649,689                                         125,000
      Common stock issued for interest
       on convertible notes ........................      1,129,196                         321,571                         959,196
      Common stock issued for repurchase
       of distributorships .........................        250,000                                        250,000
      Accrued interest on notes and convertible
       notes payable ...............................        398,577
   Changes in assets and liabilities:
      Other assets .................................                                         26,970         123,313        (125,000)
      Unearned revenue .............................        345,000                          10,000         (41,000)         10,000
      Accounts payable and accrued expenses ........      1,955,010          88,085          61,656         884,258         267,463
                                                       ------------    ------------    ------------    ------------    ------------
Net cash used by operating activities ..............     (9,068,163)       (144,343)       (238,688)       (819,340)     (1,249,643)
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of furniture and equipment .............        (77,696)                                         (7,519)
   Loan costs ......................................       (236,856)
                                                       ------------    ------------    ------------    ------------    ------------
Net cash used by investing activities ..............       (314,552)                                         (7,519)
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from financing activities:
   Sale of common stock ............................      6,599,000          50,000         230,000         850,000         880,000
   Proceed from convertible notes payable ..........      2,600,000
   Note payable, current ...........................        193,250
   Loan payable, officer ...........................         90,567          10,567                          10,567          30,377
                                                       ------------    ------------    ------------    ------------    ------------
Net cash provided by financing activities ..........      9,482,817          60,567         230,000         860,567         910,377
                                                       ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash ....................        100,102         (83,776)         (8,688)         33,708        (339,266)

Cash, beginning balance ............................                        183,878          49,558          66,394         380,136
                                                       ------------    ------------    ------------    ------------    ------------
Cash, ending balance ...............................   $    100,102    $    100,102    $     40,870    $    100,102    $     40,870
                                                       ============    ============    ============    ============    ============

Supplemental disclosure of cash flow
 information:
   Cash paid for interest ..........................   $     45,851    $          0    $          0    $          0    $          0
                                                       ============    ============    ============    ============    ============
Supplemental disclosure of non-cash
 financing activities:
   Issuance of common stock for services ...........   $  4,916,542    $    755,576    $    246,878    $  1,438,527    $    303,878
                                                       ============    ============    ============    ============    ============
   Issuance of common stock for
    litigation settlement ..........................   $    649,689                                    $    125,000
                                                       ============                                    ============
   Common stock issued for interest
    on convertible notes ...........................   $  1,129,196                    $    321,571                    $    959,196
                                                       ============                    ============                    ============
   Issuance of common stock for repurchase
    of distributorships ............................   $    475,000                                    $    250,000
                                                       ============                                    ============
   Issuance of common stock for conversion
    of note payable ................................   $  2,675,000
                                                       ============
   Accrued interest on notes payable ...............   $    398,577
                                                       ============




                        See notes to financial statements                      7

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

2. Description of business and significant account policies:

         The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine that will cook and dispense french fries. The Company has incurred research and development costs from inception to January 31, 2000 totaling $2,655,469. The Company has received ten pre-production prototype machines primarily used for demonstrative and sales purposes, and it is anticipated that each machine can be sold for approximately $9,000. For the past two years the Company has been tooling and producing its first 25 machines. This process has been extended for a long period of time as a result of limited working capital. The Company is currently in the process of producing its first 25 machines, which are approximately 70% complete. The costs associated with the production of the machines have been charged to research, machine, and product development costs. From the corporation's date of inception, October 18, 1985, to date, it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations from the sale of its french fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machine and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Although management cannot assure the ultimate success of the above plan.

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

4. April 1998 financing:

         In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of October 31, 1999 $1,050,000 of the $1,500,000 in proceeds has been received by the Company and 2,100,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due have not been received as of the date of this filing.

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


                                  Tasty Fries, Inc.




                                  /s/ EDWARD C. KELLY
                                  -----------------------------------------
                                  Edward C. Kelly
Date:  August 4, 2000             President and Principal Financial Officer