Form 10KSB/A
period 2000-01-31
TASTY FRIES INC
filed 2000-08-25
CIK 791885

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

             For the transition period from _________ to __________

                         Commission File No. 33-4460-NY
                     --------------------------------------

              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                       65-0259052
------------------------------                  -------------------------------
  State or other jurisdiction                        (I.R.S. Employer
incorporation or organization                       Identification No.)

                          650 SENTRY PARKWAY, SUITE ONE
                               BLUE BELL, PA 19422
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

CALIFORNIA FOOD & VENDING, INC.

     In May 1991, the Company entered into a joint venture agreement with California Food & Vending ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The companies planned to work together in the manufacturing and marketing of a French fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained our distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000 which has been paid; issue 250,000 shares of our common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 per machine indefinitely thereafter and $.25 for each pound of potato product sold by Tasty Fries.

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

RESEARCH AND DEVELOPMENT COSTS

     For the fiscal years ended January 31, 2000 and 1999, the Company incurred $144,403 and $585,417, respectively, in costs and expenses relating to the research and development of its machine.

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

ITEM 2.  PROPERTIES.

     The Company owns no significant properties. Since June 1994, it has leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. The Company's current lease commitments total approximately $2,085 per month until May 31, 2001. At the present time, management believes that this office space is sufficient; however, the Company may require additional space during the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

     On August 28, 1996, the Company, Edward C. Kelly and Premier Design, Ltd. were added as defendants to a civil law suit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the French fry machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The dismissal was reversed on appeal by the Federal Court and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The claims against Edward C. Kelly and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserts that the Company has usurped its trade secrets by developing a French fry vending machine, which utilizes the Basic American Food potato product. The Company denies the allegations and is vigorously defending the litigation. It is the opinion of the Company's counsel that Prize Frizes' lawsuit lacks merit and that the Company will prevail.

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

                                                       High Bid    Low Bid
                                                       --------    -------
         FISCAL 1998
         -----------
         First Quarter .........................         $ .95      $.51
         Second Quarter ........................         $ .85      $.45
         Third Quarter .........................         $1.30      $.38
         Fourth Quarter ........................         $ .59      $.32

         FISCAL 1999
         -----------
         First Quarter .........................         $ .87      $.25
         Second Quarter ........................         $ .78      $.42
         Third Quarter .........................         $ .84      $.35
         Fourth Quarter ........................         $ .73      $.34

         FISCAL 2000
         -----------
         February 1 through April 27 ...........         $ .73      $.38

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

Results of Operations, Fiscal Years ending January 31, 1999 & 2000
------------------------------------------------------------------

     The Company had no revenues for the fiscal years ended January 31, 1999 and 2000. From fiscal 1998 to 1999, travel and entertainment expenses decreased approximately 9% from approximately $57,656 in 1998 to approximately $52,434 in 1999 primarily due to moderate decrease in business related travel. Consulting expenses increased from approximately $172,600 in fiscal 1998 to $1,737,432 in fiscal 1999. The increase in consulting expenses was primarily due to the Company's increased dependence on consultants to provide financial, business and marketing expertise. Payroll and payroll taxes decreased approximately 31% from approximately $573,814 in fiscal 1998 to approximately $395,700 in fiscal 1999. The decrease payroll and payroll tax expense resulted primarily from the release of personnel in 1999. Legal fees increased approximately 220% from approximately $200,750 in fiscal 1998 to approximately $641,575 in fiscal 1999 due to the defense of various lawsuits and additional filings with SEC in association with registration statement. Management believes, although it cannot be assured, that it has made significant inroads in stabilizing its operating and overhead costs and should be able to move forward with its business plan as discussed herein.

Consultants & Advisors
----------------------

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

ITEM 7.  FINANCIAL STATEMENTS.

     Audited, consolidated balance sheets as of January 31, 2000, 1999 and 1998, and related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 2000 are included after Item 12 herein.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)  IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

     The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                                  Positions with
         Name                 Age                    Company
         ----                 ---      -----------------------------------------
     Edward C. Kelly          63       President, Chief Executive Officer,
                                       Treasurer and Chairman of the Board*

     Leonard J. Klarich       65       Vice President, Secretary and Director*

     Jurgen A. Wolf           65       Director*

     Ian D. Lambert           54       Director

     Kurt R. Ziemer           44       Director

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

(C)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

         None.

(D)      FAMILY RELATIONSHIPS.

         None.


ITEM 10. EXECUTIVE COMPENSATION

(A)      GENERAL

(B)      SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATON (1)

                               FISCAL YEAR
         NAME &                    ENDED                           RESTRICTED
         PRINCIPAL POSITION    JANUARY 31,    SALARY      BONUS    STOCK (2)
         ------------------    -----------    ------      -----    ---------
         Edward C. Kelly           2000      $240,000
         President, CEO            1999      $267,000              $1,031,250(4)
         & Chairman(3)             1998      $289,000      $0
                                   1997      $240,000      $0

         Christopher A.            1998      $ 93,750      $0
         Plunkett, EVP(5)

         Leonard J. Klarich        1999      $ 12,400      $0
         Secretary, Director       1998      $ 60,000      $0
         & Vice President(6)       1997      $ 40,000      $0

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

(C)  OPTIONS/S.A.R. GRANTS TABLE


                          OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 1999

                                                            Percent of Total
                                 Number of Securities       Options Granted
                                 Underlying Options          to Employee in         Exercise   Expiration
         Name                         Granted                  Fiscal Year           Price        Date
         ----                    --------------------      -------------------     ----------  ----------

         Edward C. Kelly           1,000,000(1)                   100%                .50          2000
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

     None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The following table sets forth, as of April 26, 2000, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

     Name & Address of                      Amount & Nature of         Percent
       Beneficial Owner                     Beneficial Ownership      of Class
     ------------------                     --------------------      ---------
     Edward C. Kelly                             1,568,650                5%
     650 Sentry Parkway, Suite One
     Blue Bell, PA  19422  (1)

     Lancaster Investment Corporation            2,200,000                7%
     11 Waterfront Estates, Estates Drive
     Lancaster, PA  19601  (2,3)

     Name & Address of                      Amount & Nature of         Percent
       Beneficial Owner                     Beneficial Ownership      of Class
     ------------------                     --------------------     ----------
     L. Eric Whetstone                           539,000                  1%
     11 Waterfront Estates, Estates Drive
     Lancaster, PA  19601  (3,4)

     Whetstone Ventures Corporation, Inc.        777,000                  2%
     11 Waterfront Estates, Estates Drive
     Lancaster, PA  17602  (3)
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

(B)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of April 26, 2000, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

     Name & Address of                      Amount & Nature of         Percent
       Beneficial Owner                     Beneficial Ownership      of Class
     ------------------                     --------------------     ----------
     Edward C. Kelly                            1,568,650                5%
     650 Sentry Parkway, Suite One
     Blue Bell, PA  19422  (1)

     Leonard J. Klarich                                 0                 0
     839 Claybrook Court
     Knoxville, TN  37923  (2)

     Name & Address of                      Amount & Nature of         Percent
     Beneficial Owner                       Beneficial Ownership      of Class
     ------------------                     --------------------     ----------
     Jurgen A. Wolf                                    0                  0
     1285 West Pender Street
     Vancouver, B.C. Canada  (3)

     Ian D. Lambert                              230,000                  1%
     c/o International Tasty Fries, Inc.
     595 Howe Street, Suite 602
     Vancouver, B.C.  V6C 2T5  (4)

     Kurt R. Ziemer                              640,000                  2%
     599 Valley View Drive
     New Holland, PA  17557  (5)

     All Officers and Directors                2,438,650                  7%
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

TASTY FRIES, INC.                           /s/ EDWARD C. KELLY
Date:  April 29, 2000                   By: -----------------------
                                                Edward C. Kelly
                                                President and Principal
                                                Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ EDWARD C. KELLY                       August 4, 2000
-------------------------------
Edward C. Kelly, Chairman, CEO
President, Treasurer & Director

/s/ LEONARD J. KLARICH                    August 4, 2000
-------------------------------
Leonard J. Klarich, Vice President,
Secretary & Director

/s/ JURGEN A. WOLF                        August 4, 2000
-------------------------------
Jurgen A. Wolf, Director

/s/ IAN D. LAMBERT                        August 4, 2000
-------------------------------
Ian D. Lambert, Director

/s/ KURT N. ZIEMER                        August 4, 2000
-------------------------------
Kurt N. Ziemer, Director