Form 10QSB/A
period 2000-04-30
TASTY FRIES INC
filed 2000-08-25
CIK 791885

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1

                              [X] QUARTERLY REPORT
                                       OR
                              [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2000
                         Commission File No. 33-4460-NY

                           --------------------------

                                TASTY FRIES, INC.
             (Exact name of registrant as specified in its charter)
                            -------------------------

         NEVADA                                            65-0259052
------------------------------                         --------------------
  State or other jurisdiction                           (I.R.S. Employer
incorporation of organization                          Identification No.)

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      April 30,     January 31,
                                                        2000           2000
                                                    -----------     -----------
                                                    (Unaudited)
Current assets:
   Cash ........................................   $    191,090    $     10,703
   Prepaid expenses ............................          5,000            --
                                                   ------------    ------------
         Total current assets ..................        196,090          10,703
                                                   ------------    ------------
Property and equipment, net ....................         17,463          20,258
                                                   ------------    ------------
                                                   $    213,553    $     30,961
                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses .......   $    697,526    $    773,576
   Shareholder loan payable ....................        924,000         900,000
                                                   ------------    ------------
         Total current liabilities .............      1,621,526       1,673,576
                                                   ------------    ------------

Unearned revenue ...............................        440,000         320,000
                                                   ------------    ------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 30,004,011
    shares at April 30, 2000 and
    27,719,011 at January 31, 2000 .............         30,004          27,719
   Additional paid-in capital ..................     20,323,597      19,231,332
   Deficit accumulated in development stage ....    (22,201,574)    (21,221,666)
                                                   ------------    ------------
                                                     (1,847,973)     (1,962,615)
                                                   ------------    ------------

                                                   $    213,553    $     30,961
                                                   ============    ============


                       See notes to financial statements                      1


                                     TASTY FRIES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                        (Unaudited)

                                             Cumulative
                                                Since
                                              Inception          2000              1999
                                              ---------          ----              ----

Revenues $ ..............................   $       --      $       --      $      --
                                            ------------    ------------    ------------

Costs and expenses:
Research, machine and product development      2,844,286         169,951           6,431
Selling, general and administrative .....     17,689,467         793,338         578,591
                                            ------------    ------------    ------------
                                              20,533,753         963,289         585,022
                                            ------------    ------------    ------------

Net loss before other income (expense) ..    (20,533,753)       (963,289)       (585,022)

Other income (expense):
Interest income .........................         21,274
Interest expense ........................     (1,704,095)        (16,619)
Forfeited distributor deposits ..........         15,000            --              --
                                            ------------    ------------    ------------
                                              (1,667,821)        (16,619)           --
                                            ------------    ------------    ------------

Net loss ................................   $(22,201,574)   $   (979,908)   $   (585,022)
                                            ============    ============    ============

Basic loss per share of common stock ....                   $      (0.03)   $      (0.03)
                                                            ============    ============
Weighted average shares outstanding .....                     28,505,746      18,870,145
                                                            ============    ============

                       See notes to financial statements                      2


                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                         FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000


                                                                                                    Total
                                                       Common         Paid  in      Accumulated   Stockholder
                                                        Stock         Capital         Deficit       Equity
                                                    -----------    -----------     ----------    -----------
Balance, February 1, 1991 .......................   $   157,307    $  (156,307)   $      --      $     1,000

Issued 1,114,679 shares for note conversion .....        11,147        113,853           --          125,000

Net loss for the year ended January 31, 1992 ....          --             --      $  (198,425)      (198,425)
                                                    -----------    -----------     ----------    -----------

Balance, January 31, 1992 .......................       168,454        (42,454)      (198,425)       (72,425)

Sold 4,275,000 shares ...........................        42,750        457,250           --          500,000

Issued 150,000 shares for services ..............         1,500         36,000           --           37,500

Net loss for the year ended January 31, 1993 ....          --             --         (773,304)      (773,304)
                                                    -----------    -----------     ----------    -----------

Balance January 31, 1993 ........................       212,704        450,796       (971,729)      (308,229)

Issued 7,600,000 shares .........................        76,000        464,000           --          540,000

Issued 220,000 shares for services ..............         2,200           --             --            2,200

Redeemed 3,145,000 shares .......................       (31,450)        31,450           --             --

Net loss for the year ended January 31, 1994 ....          --             --         (658,820)      (658,820)
                                                    -----------    -----------     ----------    -----------

Balance January 31, 1994 ........................       259,454        946,246     (1,630,549)      (424,849)

Issued 3,129,999 shares .........................        31,300        547,950           --          579,250

Issued 2,151,622 shares for services ............        21,516        121,294           --          142,810

Issued 1,000,000 shares for litigation settlement        10,000        460,000           --          470,000

Net loss for the year ended January 31, 1995 ....          --             --       (2,148,933)    (2,148,933)
                                                    -----------    -----------     ----------    -----------

Balance, January 31, 1995 .......................       322,270      2,075,490     (3,779,482)    (1,381,722)

                                      See notes to financial statements                                     3


                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000




                                                                                                Total
                                                  Common        Paid  in     Accumulated      Stockholder
                                                   Stock         Capital       Deficit         Equity
                                               -----------    -----------    -----------    -----------
Balance, January 31, 1995 ..................   $   322,270    $ 2,075,490    $(3,779,482)   $(1,381,722)

Issued 36,415,000 shares ...................       364,150      3,000,350           --        3,364,500

Issued 6,733,502 shares for services .......        67,335        381,880           --          449,215

Issued 625,000 shares for loan conversion ..         6,250         43,750           --           50,000

Issued 1,000,000 shares for repurchase of
  distributorship ..........................        10,000         90,000           --          100,000

Reverse stock split ........................      (766,155)       766,155           --             --

Net loss for the year ended
  January 31, 1996 .........................          --             --       (1,384,488)    (1,384,488)
                                               -----------    -----------    -----------    -----------

Balance, January 31, 1996 ..................         3,850      6,357,625     (5,163,970)     1,197,505

Redemption of 730,000 shares issued to
  Acumen Services, Ltd. in September 1995 ..          (730)    (2,091,270)          --       (2,092,000)

Issued 1,455,000 shares ....................         1,455      1,506,045           --        1,507,500

Issued 125,000 shares for services .........           125        324,875           --          325,000

Net loss for the year ended
  January 31, 1997 .........................          --             --       (2,172,260)    (2,172,260)
                                               -----------    -----------    -----------    -----------

Balance, January 31, 1997 ..................         4,700      6,097,275     (7,336,230)    (1,234,255)

                                      See notes to financial statements                               4


                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000



                                                                                                           Total
                                                         Common         Paid  in        Accumulated    Stockholder
                                                          Stock          Capital         Deficit          Equity
                                                      ------------    ------------    ------------    ------------
Balance, January 31, 1997 .........................   $      4,700    $  6,097,275    $ (7,336,230)   $ (1,234,255)

Issuance of 1,500,000 shares for
  non-recurring compensation ......................          1,500       1,029,750            --         1,031,250

Issuance of 167,083 shares ........................            167          80,650            --            80,817

Issuance of 955,000 shares for services ...........            955       1,239,045            --         1,240,000

Issuance of 43,750 shares for
  litigation settlement ...........................             44          54,644            --            54,688

Issuance of 700,000 shares for convertible notes ..            700         566,979            --           567,679

Issuance of 452,772 shares for repayment
  of notes payable ................................            452         523,587            --           524,039

Issuance of 120,000 shares for repayment
  of notes payable officer/director ...............            120         175,830            --           175,950

Net loss for the year ended January 31, 1998 ......           --              --        (4,995,655)     (4,995,655)
                                                      ------------    ------------    ------------    ------------

Balance, January 31, 1998 .........................          8,638       9,767,760     (12,331,885)     (2,555,487)

Issuance of 2,251,307 shares ......................          2,252       1,299,526            --         1,301,778

Issuance of 5,586,150 shares for
  convertible notes ...............................          5,586       3,129,504            --         3,135,090

Issuance of 42,704 shares for interest
  on convertible notes ............................             43          26,385            --            26,428

Issuance of 1,226,815 shares for services .........          1,227         490,652            --           491,879

Issuance of 250,000 shares for repurchase
  of distributorship ..............................            250         124,750            --           125,000

Net loss for the year ended January 31, 1999 ......            --              --       (3,512,124)     (3,512,124)
                                                      ------------    ------------    ------------    ------------

Balance, January 31, 1999 .........................         17,996      14,838,577     (15,844,009)       (987,436)

                                     See notes to financial statements                                           5


                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000


                                                                                                         Total
                                                          Common       Paid  in     Accumulated       Stockholder
                                                          Stock         Capital       Deficit           Equity
                                                      ------------    ------------    ------------    ------------
Balance, January 31, 1999 ..........................   $     17,996   $ 14,838,577   $(15,844,009)   $   (987,436)

Issuance of 3,789,000 shares .......................          3,789      1,624,291           --         1,628,080

Issuance of 250,000 shares for litigation settlement            250        124,750           --           125,000

Issuance of 5,184,405 shares for service ...........          5,184      2,394,214           --         2,399,398

Issuance of 500,000 shares for repurchase
  of distributorship ...............................            500        249,500           --           250,000

Net loss for the year ended January 31, 2000 .......           --             --       (5,377,657)     (5,377,657)
                                                      ------------    ------------    ------------    ------------

Balance, January 31, 2000 ..........................         27,719     19,231,332    (21,221,666)     (1,962,615)

Issuance of 1,775,000 shares .......................          1,775        853,075           --           854,850

Issuance of 510,000 shares
 for services ......................................            510        239,190           --           239,700

Net loss for three months ..........................           --             --         (979,908)       (979,908)
                                                      ------------    ------------    ------------    ------------

Balance, April 30, 2000 ............................   $     30,004   $ 20,323,597   $(22,201,574)   $ (1,847,973)
                                                       ============   ============   ============    ============

                                     See notes to financial statements                                           6



                                                    TASTY FRIES, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                                       (Unaudited)

                                                                        Cumulative
                                                                           Since
                                                                         Inception           2000            1999
                                                                         ---------           ----            ----
Cash flows from operating activities:
   Net loss ......................................................     $(22,201,574)     $   (979,908)     $   (585,022)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation and amortization ..............................          297,089             2,796            22,890
      Common stock issued for services ...........................        6,387,113           239,700            60,000
      Stock purchase discount ....................................        1,035,602           254,850           176,500
      Common stock issued for interest on
         convertible notes .......................................        1,129,196              --                --
      Common stock issued for repurchase of
        distributorships .........................................          250,000              --                --
      Accrued interest on notes and convertible
        notes payable ............................................          398,577              --                --
      Common stock issued for litigation settlement ..............          649,689              --                --
   Changes in assets and liabilities:
      Other assets ...............................................           (5,000)           (5,000)           64,560
      Accounts payable and accrued expenses ......................          697,526           (76,051)         (200,012)
      Unearned revenue ...........................................          565,000           120,000              --
                                                                       ------------      ------------      ------------
Net cash used by operating activities ............................      (10,796,782)         (443,613)         (461,084)
                                                                       ------------      ------------      ------------

Cash flows from investing activities:

   Purchase of furniture and equipment ...........................          (77,695)             --              (7,519)
   Loan costs ....................................................         (236,856)             --                --
                                                                       ------------      ------------      ------------
Net cash used by investing activities ............................         (314,551)             --              (7,519)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:

   Issuance of common stock ......................................        7,505,173           600,000           600,000
   Proceeds from convertible notes payable .......................        2,600,000              --                --
   Note payable, current .........................................        1,117,250            24,000              --
   Officer/director notes ........................................           80,000              --                --
                                                                       ------------      ------------      ------------
Net cash provided by financing activities ........................       11,302,423           624,000           600,000
                                                                       ------------      ------------      ------------

Net increase in cash .............................................          191,090           180,387           131,397

Cash, beginning balance ..........................................             --              10,703            66,394
                                                                       ------------      ------------      ------------

Cash, ending balance .............................................     $    191,090      $    191,090      $    197,791
                                                                       ============      ============      ============

Supplemental disclosure of cash flow information:

   Cash paid for interest ........................................     $          0      $          0      $          0
                                                                       ============      ============      ============
Supplemental disclosure of non-cash financing activities:

   Issuance of common stock for services .........................     $  6,387,113      $    239,700      $     60,000
                                                                       ============      ============      ============
   Issuance of common stock for conversion of note payable .......     $  2,675,000
                                                                       ============
   Issuance of common stock for repurchase of distributorship ....     $    475,000
                                                                       ============
   Issuance of common stock for litigation settlement ............     $    649,689
                                                                       ============
   Accrued interest on notes payable .............................     $    398,577
                                                                       ============

                                     See notes to financial statements                                           7


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

Note 2. Description of business and significant account policies:

        The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to April 30, 2000 totaling $2,844,286. The Company is currently in the process of completing its first 25 machines, which are approximately 70% complete. The costs associated with the production of the machines have been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

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

Note 4. April 1998 financing:

        In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of April 30, 2000 $1,250,000 of the $1,500,000 in proceeds has been received by the Company and 2,500,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due have not been received as of the date of this filing.

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

                                 Tasty Fries, Inc.


                                 /s/ EDWARD C. KELLY
                                 ---------------------------------------------
                                     Edward C. Kelly
                                     President and Principal Financial Officer


Date:  August 4, 2000