Form 10QSB
period 2000-07-31
TASTY FRIES INC
filed 2000-09-13
CIK 791885

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

                       For the Quarter Ended July 31, 2000
                         Commission File No. 33-4460-NY

                           --------------------------

                                TASTY FRIES, INC.
             (Exact name of registrant as specified in its charter)

                           --------------------------

         NEVADA                                                65-0259052
---------------------------                                ----------------
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

     As of July 31, 2000: 31,529,011 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      July 31,       January 31,
                                                       2000            2000
                                                   ------------    ------------
                                                    (Unaudited)
Current assets:
   Cash ........................................   $    120,657    $     10,703
   Prepaid expenses ............................          5,000
                                                   ------------    ------------
         Total current assets ..................        125,657          10,703
                                                   ------------    ------------
Property and equipment, net ....................         14,816          20,258
                                                   ------------    ------------

                                                   $    140,473    $     30,961
                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses .......   $    737,758    $    773,576
   Shareholder loan payable ....................        924,000         900,000
                                                   ------------    ------------
                                                      1,661,758       1,673,576
                                                   ------------    ------------

Unearned revenue ...............................        440,000         320,000
                                                   ------------    ------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 31,529,011
    shares at July 31, 2000 and
    27,719,011 at January 31, 2000 .............         31,529          27,719
   Additional paid-in capital ..................     21,030,821      19,231,332
   Deficit accumulated in development stage ....    (23,023,635)    (21,221,666)
                                                   ------------    ------------
                                                     (1,961,285)     (1,962,615)
                                                   ------------    ------------

                                                   $    140,473    $     30,961
                                                   ============    ============


                        See notes to financial statements                     1


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                                   (Unaudited)

                                     Cumulative
                                        Since            Three Months Ended               Six Months Ended
                                      Inception         2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------    ------------

Revenues                                            $               $               $               $
                                                    ------------    ------------    ------------    ------------
Costs and expenses:
  Research, machine and
   product development .........    $  2,920,865          76,579          45,935         246,530          52,366
  Selling, general and
   administrative ..............      18,393,549         704,082       2,432,179       1,497,420       3,010,770
                                    ------------    ------------    ------------    ------------    ------------
                                      21,314,414         780,661       2,478,114       1,743,950       3,063,136
                                    ------------    ------------    ------------    ------------    ------------

Net loss before other
 income (expense) ...............    (21,314,414)       (780,961)     (2,478,114)     (1,743,950)     (3,063,136)
                                    ------------    ------------    ------------    ------------    ------------

Other income (expense):
   Interest income ..............         21,274
   Forfeited distributor deposits         15,000
   Interest expense .............     (1,745,495)        (41,400)         (8,952)        (58,019)         (8,952)
                                    ------------    ------------    ------------    ------------    ------------
                                      (1,709,221)        (41,400)         (8,952)        (58,019)         (8,952)
                                    ------------    ------------    ------------    ------------    ------------

Net loss ........................   $(23,023,635)   $   (822,061)   $ (2,487,066)   $ (1,801,969)   $ (3,072,088)
                                    ============    ============    ============    ============    ============
Net loss per share of
 common stock ...................                   $      (0.03)   $      (0.13)   $       (.06)   $      (0.16)
                                                    ============    ============    ============    ============
Weighted average shares
 outstanding ....................                     29,496,261      19,681,421      29,219,709      19,462,404
                                                    ============    ============    ============    ============

                                       See notes to financial statements                                       2


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE SIX MONTHS ENDED JULY 31, 2000
                                                   (Unaudited)

                                                                                                        Total
                                                            Common       Paid in      Accumulated    Stockholder
                                                            Stock        Capital        Deficit         Equity
                                                        -----------    -----------    -----------    -----------

Balance, February 1, 1991 ...........................   $   157,307    $  (156,307)                  $     1,000

Issued 1,114,679 shares for note conversion .........        11,147        113,853                       125,000

Net loss for the year ended January 31, 1992 ........                                 $  (198,425)      (198,425)
                                                        -----------    -----------    -----------    -----------

Balance, January 31, 1992 ...........................       168,454        (42,454)      (198,425)       (72,425)

Sold 4,275,000 shares ...............................        42,750        457,250                       500,000

Issued 150,000 shares for services ..................         1,500         36,000                        37,500

Net loss for the year ended January 31, 1993 ........                                    (773,304)      (773,304)
                                                        -----------    -----------    -----------    -----------

Balance January 31, 1993 ............................       212,704        450,796       (971,729)      (308,229)

Issued 7,600,000 shares .............................        76,000        464,000                       540,000

Issued 220,000 shares for services ..................         2,200                                        2,200

Redeemed 3,145,000 shares ...........................       (31,450)        31,450

Net loss for the year ended January 31, 1994 ........                                    (658,820)      (658,820)
                                                        -----------    -----------    -----------    -----------

Balance January 31, 1994 ............................       259,454        946,246     (1,630,549)      (424,849)

Issued 3,129,999 shares .............................        31,300        547,950                       579,250

Issued 2,151,622 shares for services ................        21,516        121,294                       142,810

Issued 1,000,000 shares for litigation settlement ...        10,000        460,000                       470,000

Net loss for the year ended January 31, 1995 ........                                  (2,148,933)    (2,148,933)
                                                        -----------    -----------    -----------    -----------

Balance, January 31, 1995 ...........................       322,270      2,075,490     (3,779,482)    (1,381,722)

                                       See notes to financial statements                                       3


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE SIX MONTHS ENDED JULY 31, 2000
                                                   (Unaudited)

                                                                                                 Total
                                                   Common         Paid in       Accumulated   Stockholder
                                                    Stock         Capital         Deficit        Equity
                                                 -----------    -----------    -----------    -----------
Balance, January 31, 1995 ...................... $   322,270    $ 2,075,490    $(3,779,482)   $(1,381,722)

Issued 36,415,000 shares .......................     364,150      3,000,350                     3,364,500

Issued 6,733,502 shares for services ...........      67,335        381,880                       449,215

Issued 625,000 shares for loan conversion ......       6,250         43,750                        50,000

Issued 1,000,000 shares for repurchase of
  distributorship ..............................      10,000         90,000                       100,000

Reverse stock split ............................    (766,155)       766,155

Net loss for the year ended January 31, 1996 ...                                (1,384,488)    (1,384,488)
                                                 -----------    -----------    -----------    -----------

Balance, January 31, 1996 ......................       3,850      6,357,625     (5,163,970)     1,197,505

Redemption of 730,000 shares issued to
  Acumen Services, Ltd. in September 1995 ......        (730)    (2,091,270)                   (2,092,000)

Issued 1,455,000 shares ........................       1,455      1,506,045                     1,507,500

Issued 125,000 shares for services .............         125        324,875                       325,000

Net loss for the year ended January 31, 1997 ...                                (2,172,260)    (2,172,260)
                                                 -----------    -----------    -----------    -----------

Balance, January 31, 1997 ......................       4,700      6,097,275     (7,336,230)    (1,234,255)

                                       See notes to financial statements                               4


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE SIX MONTHS ENDED JULY 31, 2000
                                                   (Unaudited)

                                                                                                          Total
                                                       Common           Paid in        Accumulated      Stockholder
                                                          Stock         Capital          Deficit          Equity
                                                       -----------     -----------     -----------     -----------
Balance, January 31, 1997 .........................   $      4,700    $  6,097,275    $ (7,336,230)   $ (1,234,255)
Issuance of 1,500,000 shares for
  non-recurring compensation ......................          1,500       1,029,750                       1,031,250

Issuance of 167,083 shares ........................            167          80,650                          80,817

Issuance of 955,000 shares for services ...........            955       1,239,045                       1,240,000

Issuance of 43,750 shares for litigation settlement             44          54,644                          54,688

Issuance of 700,000 shares for convertible notes ..            700         566,979                         567,679

Issuance of 452,772 shares for repayment
  of notes payable ................................            452         523,587                         524,039

Issuance of 120,000 shares for repayment
  of notes payable officer/director ...............            120         175,830                         175,950

Net loss for the year ended January 31, 1998 ......                                     (4,995,655)     (4,995,655)
                                                       -----------     -----------     -----------     -----------

Balance, January 31, 1998 .........................          8,638       9,767,760     (12,331,885)     (2,555,487)

Issuance of 2,251,307 shares ......................          2,252       1,299,526                       1,301,778

Issuance of 5,586,150 shares for convertible notes           5,586       3,129,504                       3,135,090

Issuance of 42,704 shares for interest
  on convertible notes ............................             43          26,385                          26,428

Issuance of 1,226,815 shares for services .........          1,227         490,652                         491,879

Issuance of 250,000 shares for repurchase
  of distributorship ..............................            250         124,750                         125,000

Net loss for the year ended January 31, 1999 ......                                     (3,512,124)     (3,512,124)
                                                       -----------     -----------     -----------     -----------

Balance, January 31, 1999 .........................         17,996      14,838,577     (15,844,009)       (987,436)

                                       See notes to financial statements                                         5


                                                 TASTY FRIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                       FOR THE SIX MONTHS ENDED JULY 31, 2000
                                                    (Unaudited)

                                                                                                         Total
                                               Common             Paid-In            Deficit          Stockholders'
                                                Stock             Capital          Accumulation          Deficit
                                             ------------       ------------       ------------       ------------
Balance, January 31, 1999 .............      $     17,996       $ 14,838,577       $(15,844,009)      $   (987,436)

Issuance of 3,789,000 shares ..........             3,789          1,624,291                             1,628,080

Issuance of 250,000 shares for
 litigation settlement ................               250            124,750                               125,000

Issuance of 5,184,405 shares
 for services .........................             5,184          2,394,214                             2,399,398

Issuance of 500,000 shares for
 repurchase of distributorship ........               500            249,500                               250,000

Net loss for the year ended
 January 31, 2000 .....................                                              (5,377,657)        (5,377,657)
                                             ------------       ------------       ------------       ------------

Balance, January 31, 2000 .............            27,719         19,231,332        (21,221,666)        (1,962,615)

Issuance of 2,400,000 shares ..........             2,400          1,134,950                             1,137,350

Issuance of 1,410,000 shares
  for services ........................             1,410            664,539                               665,949

Net loss for six months ...............                                              (1,801,969)        (1,801,969)
                                             ------------       ------------       ------------       ------------

Balance, July 31, 2000 ................      $     31,529       $ 21,030,821       $(23,023,635)      $ (1,961,285)
                                             ============       ============       ============       ============

                                       See notes to financial statements                                         6


                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                     FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                                            (Unaudited)

                                                       Cumulative
                                                          Since           Three Months Ended               Six Months Ended
                                                       Inception         2000             1999            2000            1999
                                                      ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss .......................................   $(23,023,635)   $   (822,061)   $ (2,487,066)   $ (1,801,969)   $ (3,072,088)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization ...............        299,735           2,646          23,264           5,442          46,154
      Common stock issued for services ............      6,813,362         426,249         622,951         665,949         682,951
      Stock purchase discount .....................      1,043,102           7,500         238,000         262,350         414,500
      Common stock issued for litigation settlement        649,689         125,000                                         125,000
      Common stock issued for interest
       on convertible notes .......................      1,129,196            --              --              --              --
      Common stock issued for repurchase
       of distributorships ........................        250,000                         250,000                         250,000
      Accrued interest on notes and convertible
       notes payable ..............................        398,577            --              --              --              --
   Changes in assets and liabilities:
      Other assets ................................         (5,000)                         58,753          (5,000)        123,313
      Unearned revenue ............................        565,000                         (41,000)        120,000         (41,000)
      Accounts payable and accrued expenses .......        737,759          40,233         996,185         (35,818)        796,173
                                                      ------------    ------------    ------------    ------------    ------------
Net cash used by operating activities .............    (11,142,215)       (345,433)       (213,913)       (789,046)       (674,997)
                                                      ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:

   Purchase of furniture and equipment ............        (77,695)           --              --              --            (7,519)
   Loan costs .....................................       (236,856)           --              --
                                                      ------------                                                    ------------
Net cash used  by investing activities ............       (314,551)                                                         (7,519)
                                                      ------------                                                    ------------

Cash flows from financing activities:

   Sale of common stock ...........................      7,780,173         275,000         200,000         875,000         800,000
   Proceed from convertible notes payable .........      2,600,000
   Note payable, current ..........................      1,117,250
   Loan payable, officer ..........................         80,000                                          24,000
                                                      ------------    ------------    ------------    ------------    ------------
Net cash provided by financing activities .........     11,577,423         275,000         200,000         899,000         800,000
                                                      ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash ...................        120,657         (70,433)        (13,913)        109,954         117,484

Cash, beginning balance ...........................                        191,090         197,791          10,703          66,394
                                                      ------------    ------------    ------------    ------------    ------------

Cash, ending balance ..............................   $    120,657    $    120,657    $    183,878    $    120,657    $    183,878
                                                      ============    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest .........................                   $          0    $          0    $          0    $          0
                                                                      ============    ============    ============    ============
Supplemental disclosure of non-cash
 financing activities:
   Issuance of common stock for services ..........   $  6,813,362    $    426,249    $    622,951    $    665,949    $    682,951
                                                      ============    ============    ============    ============    ============
   Issuance of common stock for
    litigation settlement .........................   $    649,689                    $    125,000                    $    125,000
                                                      ------------                    ============                    ============
   Issuance of common stock for repurchase
    of distributorships ...........................   $    475,000                    $    250,000                    $    250,000
                                                      ------------                    ============                    ============
   Issuance of common stock for conversion
    of note payable ...............................   $  2,675,000
                                                      ============
   Accrued interest on notes payable ..............   $    398,577
                                                      ============

                                                See notes to financial statements                                                7

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                   (Unaudited)

Note 1 Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

Note 2 Description of business and significant account policies:

     The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense french fries. The Company has incurred research and development costs from inception to July 31, 2000 totaling $2,920,865. The Company is currently in the process of completing its first 25 machines. The costs associated with the production of the machines have been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

Note 3 Issuance of common stock:

     The Company issued an aggregate of 3,810,000 shares during the quarter ended July 31, 2000. 2,400,000 shares were sold in private placements by the Company and 1,410,000 shares were issued in payment of services.

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)

Note 4 April 1998 financing:

     In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of July 31, 2000 $1,375,000 of the $1,500,000 in proceeds has been received by the Company and 2,750,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due have not been received as of the date of this filing.

ITEM 2. PLAN OF OPERATION

General

The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending July 31, 2000, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1999 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At July 31, 2000 the Company had approximately $120,657 in cash.

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

The Company does not undertake - and specifically, declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 1991, the Company entered into a joint venture agreement with California Food and Vending, Inc. ("CFV"), another vending and food service company with a high interest in the research and development of a french fry vending machine. The companies planned to work together in the manufacturing and marketing of a french fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained our distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000, which has been paid; issue 250,000 shares of our common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 thereafter and $.25 for each pound of potato product sold by Tasty Fries.

On August 28, 1996, the Company, Edward C. Kelly and Premier Design, Ltd., were added as defendants to a civil lawsuit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the french fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The dismissal was reversed on appeal by the Federal Court and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The claims against Edward C. Kelly and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserts that the Company had usurped its basic trade secrets by developing a french fry vending machine, which utilizes the Basic American Food potato product. The Company denies the allegations and is vigorously defending the litigation. It is the opinion of the Company's counsel that Prize Frizes' lawsuit lacks merit and that the Company will prevail.

ITEM 2. CHANGES IN SECURITIES

The Company issued 210,000 unregistered shares of its common stock in payment of services rendered to the Company by third parties.

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

                                                Tasty Fries, Inc.



                                                /s/ EDWARD C. KELLY
                                                -------------------------------
                                                    Edward C. Kelly
Date: September 7, 2000                             President and Principal
                                                    Financial Officer