Form 10KSB/A
period 2000-01-31
TASTY FRIES INC
filed 2000-11-22
CIK 791885

================================================================================

                                  FORM 10-KSB/A
                                 Amendment No. 3

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

/s/ LEONARD J. KLARICH                    August 4, 2000
-------------------------------
Leonard J. Klarich, Vice President,
Secretary & Director

/s/ JURGEN A. WOLF                        August 4, 2000
-------------------------------
Jurgen A. Wolf, Director

/s/ IAN D. LAMBERT                        August 4, 2000
-------------------------------
Ian D. Lambert, Director

/s/ KURT N. ZIEMER                        August 4, 2000
-------------------------------
Kurt N. Ziemer, Director

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                         JANUARY 31, 2000, 1999 AND 1998

                                TASTY FRIES, INC.

                                TABLE OF CONTENTS

                         JANUARY 31, 2000, 1999 AND 1998

                                                                           Page

Independent Auditor's Report..................................................3

Financial Statements:
    Balance Sheets............................................................4
    Statements of Operations..................................................5
    Statements of Changes in Stockholder's Equity (Deficiency)..............6-9
    Statements of Cash Flows.................................................10

Notes to Financial Statements.............................................11-28

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

                                             LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 31, 2000

                                            TASTY FRIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS
                                        JANUARY 31, 2000 AND 1999

                                                 ASSETS

                                                               2000             1999      July 31, 2000
                                                               ----             ----      -------------
                                                                                           (Unaudited)
Current assets:
  Cash                                                     $     10,703    $     66,394    $    120,657
  Prepaid expenses                                                              123,313           5,000
                                                           ------------    ------------    ------------

    Total current assets                                         10,703         189,707         125,657
                                                           ------------    ------------    ------------

Furniture and office equipment, net of accumulated
  depreciation of $57,437 in 2000 and $45,400 in 1999            20,258          24,777          14,816
                                                           ------------    ------------    ------------

Other assets:
  Loan costs, net of accumulated amortization
    of $107,026 in 1999                                                         129,831
                                                                           ------------

                                                           $     30,961    $    344,315    $    140,473
                                                           ============    ============    ============


                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                    $    773,576    $  1,070,751    $    737,758
  Shareholder loan payable                                      900,000                         924,000
                                                           ------------    ------------    ------------
    Total current liabilities                                 1,673,576       1,070,751       1,661,758
                                                           ------------    ------------    ------------

Unearned revenue                                                320,000         261,000         440,000
                                                           ------------    ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
  Common stock, $.001 par value; authorized
    50,000,000 shares; issued and outstanding
    27,719,011 shares at January 31, 2000 and
    17,995,606 shares at January 31, 1999                        28,719          17,996          31,529
  Additional paid-in capital                                 19,636,332      14,838,577      21,030,821
  Deficit accumulated in development stage                  (21,627,666)    (15,844,009)    (23,023,635)
                                                           ------------    ------------    ------------
                                                             (1,962,615)       (987,436)     (1,961,285)
                                                           ------------    ------------    ------------

                                                           $     30,961    $    344,315    $    140,473
                                                           ============    ============    ============


                                See accompanying notes to financial statements                        4


                                                 TASTY FRIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                        AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                       Cumulative                                                           Six Months Ended
                                         Since                                                                  July 31,
                                       Inception           2000            1999          1998             2000            1999
                                      ------------    ------------    ------------    ------------    ------------    ------------
                                                                                                       (Unaudited)    (Unaudited)

Revenues                              $          0    $          0    $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------    ------------    ------------

Costs and expenses:
  Research, machine and
    product development                  2,674,335         144,403         585,417         533,458         246,530          52,366
  Selling, general and
    administrative                      17,302,129       5,224,302       1,942,182       3,843,985       1,497,420       3,010,770
                                      ------------    ------------    ------------    ------------    ------------    ------------
                                        19,976,464       5,368,705       2,527,599       4,377,443       1,743,950       3,063,136
                                      ------------    ------------    ------------    ------------    ------------    ------------

Net loss before other
  income (expense)                     (19,976,464)     (5,368,705)     (2,527,599)     (4,377,443)     (1,743,950)     (3,063,136)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                           21,274                           1,354          10,892
  Forfeited distributor deposits            15,000
  Interest expense                      (1,687,476)         (8,952)       (985,879)       (629,104)        (58,019)         (8,952)
                                      ------------    ------------    ------------    ------------    ------------    ------------
                                        (1,651,202)         (8,952)       (984,525)       (618,212)        (58,019)         (8,952)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Net loss                              $(21,627,666)   $ (5,783,657)   $ (3,512,124)   $ (4,995,655)   $ (1,801,969)   $ (3,072,088)
                                      ============    ============    ============    ============    ============    ============

Net loss per share of common stock                           $(.25)          $(.28)          $(.82)         $(0.06)         $(0.16)
                                                             =====           =====           =====          ======          ======

Weighted average shares outstanding                     21,341,885      12,518,419       6,128,198      29,219,709      19,462,404
                                                      ============    ============    ============    ============    ============


                                       See accompanying notes to financial statements                                             5



                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                               FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                                                                                    Total
                                                       Common         Paid in     Accumulated    Stockholder
                                                       Stock          Capital       Deficit        Equity
                                                    -----------    -----------    -----------    -----------

Balance, February 1, 1991                           $   157,307    $  (156,307)                  $     1,000

Issued 1,114,679 shares for note conversion              11,147        113,853                       125,000

Net loss for the year ended January 31, 1992                                      $  (198,425)      (198,425)
                                                    -----------    -----------    -----------    -----------

Balance, January 31, 1992                               168,454        (42,454)      (198,425)       (72,425)

Sold 4,275,000 shares                                    42,750        457,250                       500,000

Issued 150,000 shares for services                        1,500         36,000                        37,500

Net loss for the year ended January 31, 1993                                         (773,304)      (773,304)
                                                    -----------    -----------    -----------    -----------

Balance January 31, 1993                                212,704        450,796       (971,729)      (308,229)

Issued 7,600,000 shares                                  76,000        464,000                       540,000

Issued 220,000 shares for services                        2,200                                        2,200

Redeemed 3,145,000 shares                               (31,450)        31,450

Net loss for the year ended January 31, 1994                                         (658,820)      (658,820)
                                                    -----------    -----------    -----------    -----------

Balance January 31, 1994                                259,454        946,246     (1,630,549)      (424,849)

Issued 3,129,999 shares                                  31,300        547,950                       579,250

Issued 2,151,622 shares for services                     21,516        121,294                       142,810

Issued 1,000,000 shares for litigation settlement        10,000        460,000                       470,000

Net loss for the year ended January 31, 1995                                       (2,148,933)    (2,148,933)
                                                    -----------    -----------    -----------    -----------

Balance forward, January 31, 1995                       322,270      2,075,490     (3,779,482)    (1,381,722)


                                See accompanying notes to financial statements                             6



                                        TASTY FRIES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                                                                               Total
                                                  Common        Paid in      Accumulated    Stockholder
                                                  Stock         Capital        Deficit         Equity
                                               -----------    -----------    -----------    -----------
Balance forward, January 31, 1995              $   322,270    $ 2,075,490    $(3,779,482)   $(1,381,722)

Issued 36,415,000 shares                           364,150      3,000,350                     3,364,500

Issued 6,733,502 shares for services                67,335        381,880                       449,215

Issued 625,000 shares for loan conversion            6,250         43,750                        50,000

Issued 1,000,000 shares for repurchase of
  distributorship                                   10,000         90,000                       100,000

Reverse stock split                               (766,155)       766,155

Net loss for the year ended January 31, 1996                                  (1,384,488)    (1,384,488)
                                               -----------    -----------    -----------    -----------

Balance, January 31, 1996                            3,850      6,357,625     (5,163,970)     1,197,505

Redemption of 730,000 shares issued to
  Acumen Services, Ltd. in September 1995             (730)    (2,091,270)                   (2,092,000)

Issued 1,455,000 shares                              1,455      1,506,045                     1,507,500

Issued 125,000 shares for services                     125        324,875                       325,000

Net loss for the year ended January 31, 1997                                  (2,172,260)    (2,172,260)
                                               -----------    -----------    -----------    -----------

Balance forward, January 31, 1997                    4,700      6,097,275     (7,336,230)    (1,234,255)


                                See accompanying notes to financial statements                        7




                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                               FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000


                                                                                                                 Total
                                                                 Common       Paid in         Accumulated      Stockholder
                                                                 Stock        Capital           Deficit          Equity
                                                                -------      ----------      ------------     -----------
Balance forward, January 31, 1997                               $ 4,700      $6,097,275      $ (7,336,230)    $(1,234,255)

Issuance of 1,500,000 shares for
  non-recurring compensation                                      1,500       1,029,750                         1,031,250

Issuance of 167,083 shares                                          167          80,650                            80,817

Issuance of 955,000 shares for services                             955       1,239,045                         1,240,000

Issuance of 43,750 shares for litigation settlement                  44          54,644                            54,688

Issuance of 700,000 shares for convertible notes                    700         566,979                           567,679

Issuance of 452,772 shares for repayment
  of notes payable                                                  452         523,587                           524,039

Issuance of 120,000 shares for repayment
  of notes payable officer/director                                 120         175,830                           175,950

Net loss for the year ended January 31, 1998                                                   (4,995,655)     (4,995,655)
  (As restated)  (Note 19)                                      -------      ----------      ------------     -----------


Balance, January 31, 1998 (As restated)  (Note 19)                8,638       9,767,760       (12,331,885)     (2,555,487)

Issuance of 2,251,307 shares                                      2,252       1,299,526                         1,301,778

Issuance of 5,586,150 shares for convertible notes                5,586       3,129,504                         3,135,090

Issuance of 42,704 shares for interest
  on convertible notes                                               43          26,385                            26,428

Issuance of 1,226,815 shares for services                         1,227         490,652                           491,879

Issuance of 250,000 shares for repurchase
  of distributorship                                                250         124,750                           125,000

Net loss for the year ended January 31, 1999                                                   (3,512,124)     (3,512,124)
  (As restated)  (Note 19)                                      -------      ----------      ------------     -----------


Balance forward, January 31, 1999                                17,996      14,838,577       (15,844,009)       (987,436)
  (As restated)  (Note 19)

                                See accompanying notes to financial statements                                         8



                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                               FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                                                                                                Total
                                                              Common          Paid in       Accumulated       Stockholder
                                                               Stock          Capital          Deficit          Equity
                                                             ----------      -----------     ------------     -----------

Balance forward, January 31, 1999                            $   17,996      $14,838,577     $(15,844,009)   $   (987,436)
  (As restated)  (Note 19)

Issuance of 3,789,000 shares                                      3,789        1,624,291                        1,628,080

Issuance of 250,000 shares for litigation settlement                250          124,750                          125,000

Issuance of 5,184,405 shares for service                          6,184        2,799,214                        2,399,398

Issuance of 500,000 shares for repurchase
  of distributorship                                                500          249,500                          250,000

Net loss for the year ended January 31, 2000                                                    (5,377,657)    (5,377,657)
                                                             ----------      -----------     ------------     -----------

Balance, January 31, 2000                                        28,719       19,636,332      (21,221,666)     (1,962,615)

Issuance of 2,400,000 shares                                      2,400        1,134,950                        1,137,350

Issuance of 1,410,000 shares for services                         1,410          664,539                          665,949

Net loss for six months                                                                        (1,801,969)     (1,801,969)
                                                             ----------      -----------     ------------     -----------

Balance, July 31, 2000 (unaudited)                           $   32,529      $21,435,821     $(23,429,635)    $(1,961,285)
                                                             ==========      ===========     =============    ============


                                See accompanying notes to financial statements                                          9




                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                             AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000


                                                    Cumulative                                              Six Months Ended
                                                      Since                                                     July 31,
                                                    Inception        2000        1999         1998          2000         1999
                                                  ------------   -----------  -----------  -----------  -----------   -----------
                                                                                                         (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net loss                                        $(21,221,666)  $(5,377,657) $(3,512,124) $(4,995,655) $(1,801,969)  $(3,072,088)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                    294,293       141,869       90,756       37,596        5,442        46,154
      Common stock issued for services               6,147,413     2,399,398      491,879    2,299,411      665,949       682,951
      Common stock issued for litigation
        settlement                                     649,689       125,000                    54,689                    125,000
      Stock purchase discount                          780,752       471,907      281,778       27,067      262,350       414,500
      Common stock issued for interest
        on convertible notes                         1,129,196                    959,196      170,000
      Common stock issued for repurchase
        of distributorships                            250,000       250,000                                              250,000
      Accrued interest on notes and
        convertible notes payable                      398,577                                 398,577
  Changes in assets and liabilities:
    Other assets                                                     123,313     (123,313)       9,027       (5,000)      123,313
    Accounts payable and accrued expenses              773,577      (297,175)     437,709     (249,035)     (35,818)      796,173
    Unearned revenue                                   445,000        59,000       10,000                   120,000       (41,000)
                                                  ------------   -----------  -----------  -----------  -----------   -----------
Net cash used by operating activities              (10,353,169)   (2,104,345)  (1,364,119)  (2,248,323)    (789,046)     (674,997)
                                                  ------------   -----------  -----------  -----------  -----------   -----------
Cash flows from investing activities:
   Purchase of furniture and office equipment          (77,695)       (7,519)                  (22,827)                    (7,519)
   Loan costs                                         (236,856)                               (236,856)
                                                  ------------   -----------               -----------                -----------
Net cash used by investing activities                 (314,551)       (7,519)                 (259,683)                    (7,519)
                                                  ------------   -----------               -----------                -----------
Cash flows from financing activities:
   Proceeds from convertible notes payable           2,600,000                               2,600,000
   Issuance of common stock                          6,905,173     1,156,173    1,020,000       53,750      875,000       800,000
   Loan receivable, officers                                                       30,377       69,623
   Note payable, current                             1,093,250       900,000                   133,250       24,000
   Officer/director note                                80,000                                  30,000
                                                  ------------   -----------  -----------  -----------  -----------   -----------

Net cash provided by financing activities           10,678,423     2,056,173    1,050,377    2,886,623      899,000       800,000
                                                  ------------   -----------  -----------  -----------  -----------   -----------

Net increase (decrease) in cash                         10,703       (55,691)    (313,742)     378,617      109,954       117,484
Cash, beginning balance                                               66,394      380,136        1,519       10,703        66,394
                                                  ------------   -----------  -----------  -----------  -----------   -----------

Cash, ending balance                              $     10,703   $    10,703  $    66,394  $   380,136  $   120,657   $   183,878
                                                  ============   ===========  ===========  ===========  ===========   ===========


Supplemental disclosure of cash flow
  information:
    Cash paid for interest                        $     54,803   $     8,952               $    10,500  $         0   $         0
                                                  ============   ===========               ===========  -----------   -----------

Supplemental disclosures of non-cash
  financing activities:
   Issuance of common stock for services          $ 6,553,413    $2,805,398   $   491,879  $ 2,299,411  $   665,949   $   682,951
                                                  ============   ===========  ===========  ===========  ===========   ===========

   Issuance of common stock for
    conversion of note payable                    $ 2,675,000                 $ 2,202,321  $   397,679
                                                  ============                ===========  ===========
   Issuance of common stock for
    repurchase of distributorship                 $   475,000    $  250,000   $   125,000                               $ 250,000
                                                  ============   ===========  ===========                             ===========
   Issuance of common stock for
    litigation settlement                         $   649,689    $  125,000                $    54,689                  $ 125,000
                                                  ============   ===========               ===========                ===========
   Accrued interest on notes payable              $   398,577                              $  398,577
                                                  ============                             ===========


                                       See accompanying notes to financial statements                                            10


                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 1    Description of business:

          The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine that will cook and dispense french fries. The Company has incurred research and development costs from inception to January 31, 2000 totaling $2,674,335. For the past two years the Company has been tooling and producing its first 25 machines. This process has been extended for a long period of time as a result of limited working capital. The costs associated with the production of the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no significant revenues from operations from the sale of its french fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines, and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Management cannot assure the ultimate success of the above plan.

Note 2    Significant accounting policies:

          Furniture and office equipment:

          Furniture and office equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for January 31, 2000, 1999 and 1998 was $12,037, $11,805 and $9,522, respectively.
          Depreciation expense for the six months ended July 31, 2000 was $5,442.

          Intangibles:

          Intangibles, consisting of loan costs, were amortized on a straight-line basis over three years.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 2    Significant accounting policies (continued):

          Research, machine and product development:

          Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge, which will be used to develop and test a vending machine and potato product for the formation of french fries. Research and development costs also include costs for significant enhancements or improvements to the machine and/or potato product. The Company expenses all such research and development costs as they are incurred.

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

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

          Comprehensive income:

          In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income. The Company has no comprehensive income, thus eliminating the requirement of a statement of comprehensive income to be a part of these statements.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 2    Significant accounting policies (continued):

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

Note 3    Vending machines:

          Vending machines are carried at the lower of market or net realizable value in accordance with ARB 43, chapter 4, paragraph 9. Net realizable value is defined as estimated selling price of the machines less predictable costs of completion and disposal. Since the predictable cost of completion ($650,000) exceeds the estimated selling price ($175,000), the vending machines are carried at zero.

          During the year ended January 31, 1995, the Company paid to Premier, $246,600, for the production of ten preproduction machines. In the year ended January 31, 1995, the Company charged $246,600 to research and development expense.

          During the years ended January 31, 2000 and 1999, the Company paid various third parties $82,907 and $264,782, respectively, for the production of the first 25 commercial machines. The Company charged $82,907 and $264,782, respectively, to research and development expense. During the six months ended July 31, 2000 the Company paid $36,680 to various third parties for the production of the first 25 machines and charged this amount to research and development expense.

Note 4    Loans receivable, officers:

          In May 1995, an officer borrowed $50,000 from the Company. The loan was repaid, along with interest at 10% per annum, in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1998 was $24,747 and was fully repaid the following year.

          In August 1996, another officer borrowed $50,000 from the Company. This loan was repaid, along with interest at 10% per annum, in accordance with a payment plan over the current and past fiscal years. The balance due the Company at January 31, 1998 was $5,630. This loan was repaid in full during the following year.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 5    Prepaid expenses:

          Prepaid expenses consisted of payments for legal services not rendered as of January 31, 1999.

          Prepaid expenses as of July 31, 2000 consisted of supplies paid for in advance.

Note 6    Notes payable:

          A $50,000 unsecured note from a shareholder, which bears interest at the rate of 8% per annum was due June 4, 1993 but was extended indefinitely. The Company issued to the noteholder options for 20,000 shares of its common stock on December 22, 1994, with an exercise price of $.35 per share in consideration for extending the note indefinitely. The Company issued 9,000 and 4,500 shares of its common stock on December 22, 1994 and May 4, 1995, respectively, to the noteholder in addition to paying $30,600 on May 5, 1995. This payment of $30,600 on May 5, 1995 includes a principal payment of $25,000 and interest covering the period June 1992 to March 1995 in the amount of $5,600. The 9,000 and 4,500 shares were issued as consideration for indefinitely extending the repayment and recorded as a financing expense, which is included in selling, general and administrative expense. In October 1997, the Company issued 90,547 shares of its common stock in satisfaction of this debt, including interest. The balance at January 31, 2000, 1999 and 1998 was $0.

          In November 1996, Mr. McLaughlin, an unrelated third party, advanced the Company $35,000. This advance bears no interest and repayment is due on demand. The Company repaid $20,000 in March 1997; $7,000 in May 1997; and $8,000 in June 1997.

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

          In October 1999, the Company received $900,000 in proceeds from a loan made to the Company by a shareholder. The loan bears an interest rate of 18% per annum and is due on June 30, 2000. Accrued interest on this loan as of January 31, 2000 was $53,550.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 7    Convertible notes payable:

          In June 1997, the Company received $1,000,000 in exchange for notes convertible into the Company's common stock. These convertible notes bear interest at the rate of 7% per annum and are due May 14, 2000. The holders of these notes were entitled, at their option, to convert any or all of the principal into the Company's common stock at a conversion price for each share of common stock equal to 70% of the average closing bid price of common stock for the five business days immediately preceding the date of receipt of notice of conversion. The convertible notes were recorded in accordance with EITF D-60, "Accounting for Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," whereby the convertible debt is discounted for the beneficial conversion feature, additional paid in capital is increased by the discounted amount, and the discount is amortized using the interest method over the term of the convertible debt or ratably when conversion occurs. For the years ended January 31, 2000, 1999, and 1998 amortization was $0, $260,538, and $170,000, respectively. Pursuant to the terms of the financing, the Company issued 1,142,857 shares of common stock to be held in escrow, pending the potential conversion of notes. In September 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 shares of common stock. In November 1997, the Company issued an additional 380,000 shares of common stock to be held in escrow for potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $602,321. The remaining 822,857 shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 444,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999, the Company issued 1,480,280 shares of common stock in satisfaction of the remaining $602,321 of convertible notes.

          In November 1997, in a separate transaction, the Company received $1,600,000 in exchange for notes convertible into the Company's common stock. These convertible notes bear interest at the rate of 6% per annum and are due May 14, 2000. The holders of these notes were entitled, at their option, to convert any or all of the principal into the Company's common stock at a conversion price for each share of common stock equal to 70% of the average closing bid price of common stock for the five business days immediately preceding the date of receipt of notice of conversion. These convertible notes were also recorded in accordance with EITF D-60 as described in the preceding paragraph. For the years ended January 31, 2000, 1999, and 1998 amortization was $0, $672,231, and $0, respectively. Pursuant to the terms of the financing, the Company issued 2,400,000 shares of common stock to be held in escrow, pending the potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes is $1,600,000.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

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

          During the six months ended July 31, 2000, the Company received $120,000 as deposits on the machines in production. At July 31, 2000 deposits on machines totaled $230,000.

Note 9    Commitments and contingencies:

          During the years ended January 31, 2000, 1999 and 1998, the Company paid $42,946, $43,314, and $49,284, respectively, for the rental of office space. The Company's current lease commitments total approximately $3,628 per month until May 31, 2001.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 10   Issuance of common stock:

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

          After the return to treasury of a total of 287,500 shares an aggregate of 9,356,976 shares were issued during the year ended January 31, 1999. The following shares were issued during the year: 2,251,307 shares were sold in private placements by the Company; 5,628,854 shares were issued pursuant to the terms of the Company's convertible note financing (this figure includes shares issued for interest on the notes); 1,226,815 shares were issued in payment of services; 250,000 shares were issued as consideration for the re-acquisition of an existing distributorship.

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

          In September 1995, the Company entered into an agreement with Acumen Services, Ltd., an off-shore Abaco, Bahamas company, to purchase an aggregate of 21,500,000 shares of common stock at $.10 per share payable pursuant to a promissory note providing for payment upon the commencement of commercial production of the machine. The Company received $80,000 in December 1995 from an unrelated third party who was issued shares of common stock. 730,000 shares of common stock were canceled and returned to the Company's treasury and subsequently canceled in May 1996, as a result of a dispute between the Company and Acumen.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 10   Issuance of common stock (continued):

          During the year ended January 31, 1994, the Company settled a lawsuit with Mr. Abramson and Mr. Balan, former officers of Adelaide Holdings, Inc., whereby they returned 3,145,000 pre-split shares of previously issued common stock to the Company.

          Subsequent to July 31, 2000, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice when appropriate.

Note 11   Litigation:

          California Food and Vending Inc. Litigation

          On July 12, 1999, the Company and California Food and Vending Inc.
          (CFV) settled the case. Tasty Fries regained its State of California distributorship which was owned by CFV. CFV gave up its rights to share equally in the first $4,000,000 of international and domestic distributorship fees to be paid to Tasty Fries when it commences the commercial delivery of its machines and twenty five percent of all such fees paid to Tasty Fries after the first $4,000,000. CFV will instead receive a royalty of $350 for each of the first 500 machines produced and $450 per machine indefinitely thereafter. CFV will also indefinitely receive $.25 for each pound of potato product sold by Tasty Fries. CFV received 250,000 shares of the Company's common stock valued at $125,000 and $1,000,000 cash. The royalties payable in the future to CFV could become material; however, the Company is unable to estimate the amount of this payable, since it will be based on future Company sales. These royalties will be expensed by the Company when incurred.

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

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

Note 12   Incentive stock option plan:

          As of September 18, 1995, the Company established an incentive stock option plan (the Plan) and presently has reserved 1,500,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan at January 31, 1997 were 12,926, and those options were granted to certain non-employee directors of the Company. The exercise price was $2.45 and vested immediately. In 1998 no options were granted. During the year ended January 31, 1999 the Company granted 1,000,000 options to employees. These options have an exercise price of $.50 and vest immediately. In fiscal year 2000, 500,000 options were granted to certain non-employee directors of the Company. These options have an exercise price of $.50 and vest immediately. Each Board member also was granted a 50,000 share option for each year of service to the Tasty Fries Board. Each Board member will receive a 50,000 share option for each full year of service to the Company, commencing with the year June 10, 1994 and ending on the date the Board member resigns or otherwise is removed from office. The exercise price for such stock shall be the closing price of the stock on June 9, or the closest day thereto, of each such year. Each board member is granted the right to exercise his option at any time up to seven years from the date his right to acquire stock vests. All issuances were granted at not less than fair market value of the Company's common stock at time of grant. As of January 31, 2000 and 1999 and July 31, 2000, no options have been exercised.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000




Note 12   Incentive stock option plan (continued):

          Transactions in the Plan since inception are as follows:


                                                                                           Weighted Average
                                                                        Exercise Price      Exercise Price
                                              Granted      Vested         Per Vested          Per Vested
                                              Shares       Shares        Common Stock        Common Share
                                            ----------   -----------    ---------------    ----------------
          Balance, January 31, 1996                  0            0

          Activity during the year
           ended January 31, 1997               12,926       12,926             $2.45            $2.45
                                            ----------   ----------

          Balance, January 31, 1997,
            1998                                12,926       12,926                              $2.45

          Activity during the year
           ended January 31, 1999            1,000,000    1,000,000              $.50             $.50

          Balance, January 31, 1999          1,012,926    1,012,926                              $1.48

          Activity during the year
           ended January 31, 2000            1,750,000    1,750,000     $.45 to $8.20            $1.70
                                            ----------   ----------

          Balance, January 31, 2000          2,762,926    2,762,926                              $1.55
                                            ==========   ==========

          The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits the use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for the stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

          Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards using the black-scholes value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000




Note 12   Incentive stock option plan (continued):


                                                     2000             1999             1998
                                                     ----             ----             ----
          Net income:
              As reported                       $(4,905,750)      $(2,172,577)     $(4,798,588)
              Pro forma                          (5,334,450)       (2,387,577)      (4,798,588)
          Net loss per common share:
              As reported                              (.23)             (.17)            (.78)
              Pro forms                                (.25)             (.19)            (.78)

          Significant assumptions used to calculate the above fair value of the awards are as follows:

          Risk free interest rates of return            6.00%             6.00%            5.00%
          Expected option life                     84 months         84 months        60 months
          Volatility                                      50%               50%              20%
          Expected dividends                              $0                $0               $0

Note 13   Preferred stock:

          On July 29, 1991, the Board of Directors authorized 5,000,000 shares of preferred stock at a par value of $.001 per share. No shares of preferred stock were issued as of January 31, 2000, 1999, and 1998, respectively. As of July 31, 2000 no shares of preferred stock were issued.

Note 14   Options and warrants issued and outstanding:

          As of January 31, 2000, 1999 and 1998, the Company had 5,792,052 and 4,292,052 warrants and options, respectively, to purchase common stock outstanding. The warrants and options are exercisable at share prices between $.50 and $3.50 per share and expire at various dates between July 2000 and December 2006.

Note 15   Income taxes:

          The Company has $18,002,847 in net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire through 2015.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 15   Income taxes (continued):

          The components of the Company's deferred tax assets are as follows:


                                                           2000               1999              1998
                                                           ----               ----              ----

          Net operating loss carryforwards             $ 6,300,900        $ 4,620,000        $ 3,860,600
          Valuation allowance                           (6,300,900)        (4,620,000)        (3,860,600)
                                                       -----------        -----------        -----------

          Deferred tax asset                           $         0        $         0        $         0
                                                       ===========        ===========        ===========

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

          As of July 31, 2000, $1,375,000 of the $1,500,000 in proceeds has been received by the Company and 2,750,000 of the 3,000,000 shares of restricted common stock held in escrow has been released to the investor.

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 18   Directors' fees:

          The Company has accrued unpaid Board of Directors' fees for the years ended January 31, 1997 through January 31, 2000. Interest has not been accrued on the unpaid balance. At January 31, 2000 and 1999, the accrued directors' fees were $210,000 and $160,000, respectively. At July 31, 2000 the accrued directors' fees were $210,000.

Note 19   Financial statement restatement:

          In connection with the preparation of the January 31, 2000 financial statements, the Company discovered that the financial statements for the years ended January 31, 1999 and December 31, 1998 had not properly accounted for and reflected certain transactions and events in accordance with generally accepted accounting principles. It was determined that a restatement of the financial statements was necessary and appropriate due primarily to the following items:

          o    Improper capitalization of research and development costs

          o Improper recording of the nondetachable conversion feature associated with convertible debt and the amortization of the discount using the interest method.

          The financial statements below represent the balances as previously filed and as restated to give effect to those items noted above.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 19   Financial statement restatement (continued):

                                  BALANCE SHEET


                                                                     January 31, 1999
                                                             -----------------------------------
                                                             As previously
                                                               Reported         As Restated
                                                             -------------      ------------
                                     ASSETS

          Current assets:
              Cash                                            $     66,394      $     66,394
              Prepaid expenses                                     123,313           123,313
                                                              ------------      ------------
                  Total current assets                             189,707           189,707
                                                              ------------      ------------

          Furniture and office equipment, net                       24,777            24,777
                                                              ------------      ------------

          Other assets:
              Vending machines                                     195,000
              Loan costs, net                                      129,831           129,831
                                                              ------------      ------------
                                                                   324,831           129,831
                                                              ------------      ------------

                                                              $    539,315      $    344,315
                                                              ============      ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

          Current liabilities:
              Accounts payable and accrued expenses           $  1,070,751      $  1,070,751
                                                              ------------      ------------

          Unearned revenue                                         261,000           261,000
                                                              ------------      ------------

          Commitments and contingencies

          Stockholders' deficiency:
              Common stock                                          17,996            17,996
              Additional paid-in capital                        13,426,963        14,838,577
              Deficit accumulated in development stage         (14,237,395)      (15,844,009)
                                                              ------------      ------------
                                                                  (792,436)         (987,436)
                                                              ------------      ------------

                                                              $    539,315      $    344,315
                                                              ============      ============

                                                                              25

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000



Note 19   Financial statement restatement (continued):

                             STATEMENT OF OPERATIONS


                                                                  January 31, 1999
                                                         ---------------------------------
                                                         As previously
                                                            Reported           As Restated
                                                         -------------         -----------
          Revenues                                        $         0          $         0
                                                          -----------          -----------

          Costs and expenses:
              Research, machine and product
               development                                    460,417              585,417
              Selling, general and administrative           1,660,404            1,942,182
                                                          -----------          -----------
                                                            2,120,821            2,527,599
                                                          -----------          -----------

          Net loss before other income (expense)           (2,120,821)          (2,527,599)
                                                          -----------          -----------

          Other income (expense):
              Interest income                                   1,354                1,354
              Interest expense                                (53,110)            (985,879)
                                                          -----------          -----------
                                                              (51,756)            (984,525)
                                                          -----------          -----------

          Net loss                                        $(2,172,577)         $(3,512,124)
                                                          ===========          ===========

          Net loss per share of common stock                    $(.17)               $(.28)
                                                                =====                =====

          Weighted average shares outstanding              12,518,419           12,518,419
                                                          ===========          ===========

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 19   Financial statement restatement (continued):

                                  BALANCE SHEET


                                                                 January 31, 1998
                                                          -------------------------------
                                                          As previously
                                                              Reported       As Restated
                                                          --------------     ------------
                                     ASSETS

          Current assets:
            Cash                                           $    380,136     $    380,136
            Loan receivable, officers                            30,377           30,377
                                                           ------------     ------------
              Total current assets                              410,513          410,513
                                                           ------------     ------------

          Furniture and office equipment, net                    36,581           36,581
                                                           ------------     ------------

          Other assets:
            Vending machines                                    70,000
            Loan costs, net                                     208,782          208,782
                                                           ------------     ------------
                                                                278,782          208,782
                                                           ------------     ------------

                                                           $    725,876     $    655,876
                                                           ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

          Current liabilities:
            Accounts payable and accrued expenses          $    633,042     $    633,042
                                                           ------------     ------------

          Convertible notes payable                           2,202,321        2,202,321
                                                           ------------     ------------

          Unearned revenue                                      376,000          376,000
                                                           ------------     ------------

          Commitments and contingencies

          Stockholders' deficiency:
            Common stock                                          8,638            8,638
            Additional paid-in capital                        9,570,693        9,767,760
            Deficit accumulated in development stage        (12,064,818)     (12,331,885)
                                                           ------------     ------------
                                                             (2,485,487)      (2,555,487)
                                                           ------------     ------------

                                                           $    725,876     $    655,876
                                                           ============     ============

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               JANUARY 31, 2000, 1999 AND 1998, AND JULY 31, 2000

Note 19   Financial statement restatement (continued):

                             STATEMENT OF OPERATIONS


                                                                 January 31, 1998
                                                         ----------------------------------
                                                         As previously
                                                            Reported           As Restated
                                                         --------------        ------------
          Revenues                                        $         0           $         0
                                                          -----------           -----------

          Costs and expenses:
            Research, machine and product
             development                                      533,458               533,458
            Selling, general and administrative             3,816,918             3,843,985
                                                          -----------           -----------
                                                            4,350,376             4,377,443
                                                          -----------           -----------

          Net loss before other income (expense)           (4,350,376)           (4,377,443)
                                                          -----------           -----------

          Other income (expense):
            Interest income                                    10,892                10,892
            Interest expense                                 (459,104)             (629,104)
                                                          -----------           -----------
                                                             (448,212)             (618,212)
                                                          -----------           -----------

          Net loss                                        $(4,798,588)          $(4,995,655)
                                                          ===========           ===========

          Net loss per share of common stock                    $(.78)                $(.82)
                                                               ======                ======

          Weighted average shares outstanding               6,128,198             6,128,198
                                                          ===========           ===========
