Form 10QSB/A
period 2000-04-30
TASTY FRIES INC
filed 2000-11-22
CIK 791885

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      April 30,     January 31,
                                                        2000           2000
                                                    -----------     -----------
                                                    (Unaudited)
Current assets:
   Cash ........................................   $    191,090    $     10,703
   Prepaid expenses ............................          5,000            --
                                                   ------------    ------------
         Total current assets ..................        196,090          10,703
                                                   ------------    ------------
Property and equipment, net ....................         17,463          20,258
                                                   ------------    ------------
                                                   $    213,553    $     30,961
                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses .......   $    697,526    $    773,576
   Shareholder loan payable ....................        924,000         900,000
                                                   ------------    ------------
         Total current liabilities .............      1,621,526       1,673,576
                                                   ------------    ------------

Unearned revenue ...............................        440,000         320,000
                                                   ------------    ------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 30,004,011
    shares at April 30, 2000 and
    27,719,011 at January 31, 2000 .............         30,004          28,719
   Additional paid-in capital ..................     20,728,597      19,636,332
   Deficit accumulated in development stage ....    (22,607,574)    (21,627,666)
                                                   ------------    ------------
                                                     (1,847,973)     (1,962,615)
                                                   ------------    ------------

                                                   $    213,553    $     30,961
                                                   ============    ============


                       See notes to financial statements                      1


                                     TASTY FRIES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                        (Unaudited)

                                             Cumulative
                                                Since
                                              Inception          2000              1999
                                              ---------          ----              ----

Revenues $ ..............................   $       --      $       --      $      --
                                            ------------    ------------    ------------

Costs and expenses:
Research, machine and product development      2,844,286         169,951           6,431
Selling, general and administrative .....     18,095,467         793,338         578,591
                                            ------------    ------------    ------------
                                              20,939,753         963,289         585,022
                                            ------------    ------------    ------------

Net loss before other income (expense) ..    (20,939,753)       (963,289)       (585,022)

Other income (expense):
Interest income .........................         21,274
Interest expense ........................     (1,704,095)        (16,619)
Forfeited distributor deposits ..........         15,000            --              --
                                            ------------    ------------    ------------
                                              (1,667,821)        (16,619)           --
                                            ------------    ------------    ------------

Net loss ................................   $(22,607,574)   $   (979,908)   $   (585,022)
                                            ============    ============    ============

Basic loss per share of common stock ....                   $      (0.03)   $      (0.03)
                                                            ============    ============
Weighted average shares outstanding .....                     28,505,746      18,870,145
                                                            ============    ============

                       See notes to financial statements                      2


                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                         FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000


                                                                                                    Total
                                                       Common         Paid in       Accumulated   Stockholder
                                                        Stock         Capital         Deficit       Equity
                                                    -----------    -----------     ----------    -----------
Balance, February 1, 1991 .......................   $   157,307    $  (156,307)   $      --      $     1,000

Issued 1,114,679 shares for note conversion .....        11,147        113,853           --          125,000

Net loss for the year ended January 31, 1992 ....          --             --         (198,425)      (198,425)
                                                    -----------    -----------     ----------    -----------

Balance, January 31, 1992 .......................       168,454        (42,454)      (198,425)       (72,425)

Sold 4,275,000 shares ...........................        42,750        457,250           --          500,000

Issued 150,000 shares for services ..............         1,500         36,000           --           37,500

Net loss for the year ended January 31, 1993 ....          --             --         (773,304)      (773,304)
                                                    -----------    -----------     ----------    -----------

Balance January 31, 1993 ........................       212,704        450,796       (971,729)      (308,229)

Issued 7,600,000 shares .........................        76,000        464,000           --          540,000

Issued 220,000 shares for services ..............         2,200           --             --            2,200

Redeemed 3,145,000 shares .......................       (31,450)        31,450           --             --

Net loss for the year ended January 31, 1994 ....          --             --         (658,820)      (658,820)
                                                    -----------    -----------     ----------    -----------

Balance January 31, 1994 ........................       259,454        946,246     (1,630,549)      (424,849)

Issued 3,129,999 shares .........................        31,300        547,950           --          579,250

Issued 2,151,622 shares for services ............        21,516        121,294           --          142,810

Issued 1,000,000 shares for litigation settlement        10,000        460,000           --          470,000

Net loss for the year ended January 31, 1995 ....          --             --       (2,148,933)    (2,148,933)
                                                    -----------    -----------     ----------    -----------

Balance, January 31, 1995 .......................       322,270      2,075,490     (3,779,482)    (1,381,722)

                                      See notes to financial statements                                     3


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


                                                                                                        Total
                                                          Common        Paid in     Accumulated       Stockholder
                                                          Stock         Capital       Deficit           Equity
                                                      ------------    ------------    ------------    ------------
Balance, January 31, 1999 ..........................   $     17,996   $ 14,838,577   $(15,844,009)   $   (987,436)

Issuance of 3,789,000 shares .......................          3,789      1,624,291           --         1,628,080

Issuance of 250,000 shares for litigation settlement            250        124,750           --           125,000

Issuance of 5,184,405 shares for service ...........          6,184      2,394,214           --         2,399,398

Issuance of 500,000 shares for repurchase
  of distributorship ...............................            500        249,500           --           250,000

Net loss for the year ended January 31, 2000 .......           --             --       (5,377,657)     (5,377,657)
                                                      ------------    ------------    ------------    ------------

Balance, January 31, 2000 ..........................         28,719     19,231,332    (21,221,666)     (1,962,615)

Issuance of 1,775,000 shares .......................          1,775        853,075           --           854,850

Issuance of 510,000 shares
 for services ......................................            510        239,190           --           239,700

Net loss for three months ..........................           --             --         (979,908)       (979,908)
                                                      ------------    ------------    ------------    ------------

Balance, April 30, 2000 ............................   $     31,004   $ 20,323,597   $(22,201,574)   $ (1,847,973)
                                                       ============   ============   ============    ============

                                     See notes to financial statements                                           6



                                                    TASTY FRIES, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                                       (Unaudited)

                                                                        Cumulative
                                                                           Since
                                                                         Inception           2000            1999
                                                                         ---------           ----            ----
Cash flows from operating activities:
   Net loss ......................................................     $(22,607,574)     $   (979,908)     $   (585,022)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation and amortization ..............................          297,089             2,796            22,890
      Common stock issued for services ...........................        6,793,113           239,700            60,000
      Stock purchase discount ....................................        1,035,602           254,850           176,500
      Common stock issued for interest on
         convertible notes .......................................        1,129,196              --                --
      Common stock issued for repurchase of
        distributorships .........................................          250,000              --                --
      Accrued interest on notes and convertible
        notes payable ............................................          398,577              --                --
      Common stock issued for litigation settlement ..............          649,689              --                --
   Changes in assets and liabilities:
      Other assets ...............................................           (5,000)           (5,000)           64,560
      Accounts payable and accrued expenses ......................          697,526           (76,051)         (200,012)
      Unearned revenue ...........................................          565,000           120,000              --
                                                                       ------------      ------------      ------------
Net cash used by operating activities ............................      (10,796,782)         (443,613)         (461,084)
                                                                       ------------      ------------      ------------

Cash flows from investing activities:

   Purchase of furniture and equipment ...........................          (77,695)             --              (7,519)
   Loan costs ....................................................         (236,856)             --                --
                                                                       ------------      ------------      ------------
Net cash used by investing activities ............................         (314,551)             --              (7,519)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:

   Issuance of common stock ......................................        7,505,173           600,000           600,000
   Proceeds from convertible notes payable .......................        2,600,000              --                --
   Note payable, current .........................................        1,117,250            24,000              --
   Officer/director notes ........................................           80,000              --                --
                                                                       ------------      ------------      ------------
Net cash provided by financing activities ........................       11,302,423           624,000           600,000
                                                                       ------------      ------------      ------------

Net increase in cash .............................................          191,090           180,387           131,397

Cash, beginning balance ..........................................             --              10,703            66,394
                                                                       ------------      ------------      ------------

Cash, ending balance .............................................     $    191,090      $    191,090      $    197,791
                                                                       ============      ============      ============

Supplemental disclosure of cash flow information:

   Cash paid for interest ........................................     $          0      $          0      $          0
                                                                       ============      ============      ============
Supplemental disclosure of non-cash financing activities:

   Issuance of common stock for services .........................     $  6,793,113      $    239,700      $     60,000
                                                                       ============      ============      ============
   Issuance of common stock for conversion of note payable .......     $  2,675,000
                                                                       ============
   Issuance of common stock for repurchase of distributorship ....     $    475,000
                                                                       ============
   Issuance of common stock for litigation settlement ............     $    649,689
                                                                       ============
   Accrued interest on notes payable .............................     $    398,577
                                                                       ============

                                     See notes to financial statements                                           7


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