Form 10QSB/A
period 2000-07-31
TASTY FRIES INC
filed 2000-11-22
CIK 791885

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


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                                   (Unaudited)

                                     Cumulative
                                        Since            Three Months Ended               Six Months Ended
                                      Inception         2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------    ------------

Revenues                                            $               $               $               $
                                                    ------------    ------------    ------------    ------------
Costs and expenses:
  Research, machine and
   product development .........    $  2,920,865          76,579          45,935         246,530          52,366
  Selling, general and
   administrative ..............      18,799,549         704,082       2,432,179       1,497,420       3,010,770
                                    ------------    ------------    ------------    ------------    ------------
                                      21,720,414         780,661       2,478,114       1,743,950       3,063,136
                                    ------------    ------------    ------------    ------------    ------------

Net loss before other
 income (expense) ...............    (21,720,414)       (780,961)     (2,478,114)     (1,743,950)     (3,063,136)
                                    ------------    ------------    ------------    ------------    ------------

Other income (expense):
   Interest income ..............         21,274
   Forfeited distributor deposits         15,000
   Interest expense .............     (1,745,495)        (41,400)         (8,952)        (58,019)         (8,952)
                                    ------------    ------------    ------------    ------------    ------------
                                      (1,709,221)        (41,400)         (8,952)        (58,019)         (8,952)
                                    ------------    ------------    ------------    ------------    ------------

Net loss ........................   $(23,429,635)   $   (822,061)   $ (2,487,066)   $ (1,801,969)   $ (3,072,088)
                                    ============    ============    ============    ============    ============
Net loss per share of
 common stock ...................                   $      (0.03)   $      (0.13)   $       (.06)   $      (0.16)
                                                    ============    ============    ============    ============
Weighted average shares
 outstanding ....................                     29,496,261      19,681,421      29,219,709      19,462,404
                                                    ============    ============    ============    ============

                                       See notes to financial statements                                       2


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

                                                                                                         Total
                                               Common             Paid-In            Deficit          Stockholders'
                                                Stock             Capital          Accumulation          Deficit
                                             ------------       ------------       ------------       ------------
Balance, January 31, 1999 .............      $     17,996       $ 14,838,577       $(15,844,009)      $   (987,436)

Issuance of 3,789,000 shares ..........             3,789          1,624,291                             1,628,080

Issuance of 250,000 shares for
 litigation settlement ................               250            124,750                               125,000

Issuance of 5,184,405 shares
 for services .........................             6,184          2,799,214                             2,805,398

Issuance of 500,000 shares for
 repurchase of distributorship ........               500            249,500                               250,000

Net loss for the year ended
 January 31, 2000 .....................                                              (5,783,657)        (5,783,657)
                                             ------------       ------------       ------------       ------------

Balance, January 31, 2000 .............            28,719         19,636,332        (21,627,666)        (1,962,615)

Issuance of 2,400,000 shares ..........             2,400          1,134,950                             1,137,350

Issuance of 1,410,000 shares
  for services ........................             1,410            664,539                               665,949

Net loss for six months ...............                                              (1,801,969)        (1,801,969)
                                             ------------       ------------       ------------       ------------

Balance, July 31, 2000 ................      $     32,529       $ 21,435,821       $(23,429,635)      $ (1,961,285)
                                             ============       ============       ============       ============

                                       See notes to financial statements                                         6


                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                     FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                                            (Unaudited)

                                                       Cumulative
                                                          Since           Three Months Ended               Six Months Ended
                                                       Inception         2000             1999            2000            1999
                                                      ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss .......................................   $(23,429,635)   $   (822,061)   $ (2,487,066)   $ (1,801,969)   $ (3,072,088)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization ...............        299,735           2,646          23,264           5,442          46,154
      Common stock issued for services ............      7,219,362         426,249         622,951         665,949         682,951
      Stock purchase discount .....................      1,043,102           7,500         238,000         262,350         414,500
      Common stock issued for litigation settlement        649,689         125,000                                         125,000
      Common stock issued for interest
       on convertible notes .......................      1,129,196            --              --              --              --
      Common stock issued for repurchase
       of distributorships ........................        250,000                         250,000                         250,000
      Accrued interest on notes and convertible
       notes payable ..............................        398,577            --              --              --              --
   Changes in assets and liabilities:
      Other assets ................................         (5,000)                         58,753          (5,000)        123,313
      Unearned revenue ............................        565,000                         (41,000)        120,000         (41,000)
      Accounts payable and accrued expenses .......        737,759          40,233         996,185         (35,818)        796,173
                                                      ------------    ------------    ------------    ------------    ------------
Net cash used by operating activities .............    (11,142,215)       (345,433)       (213,913)       (789,046)       (674,997)
                                                      ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:

   Purchase of furniture and equipment ............        (77,695)           --              --              --            (7,519)
   Loan costs .....................................       (236,856)           --              --
                                                      ------------                                                    ------------
Net cash used  by investing activities ............       (314,551)                                                         (7,519)
                                                      ------------                                                    ------------

Cash flows from financing activities:

   Sale of common stock ...........................      7,780,173         275,000         200,000         875,000         800,000
   Proceed from convertible notes payable .........      2,600,000
   Note payable, current ..........................      1,117,250
   Loan payable, officer ..........................         80,000                                          24,000
                                                      ------------    ------------    ------------    ------------    ------------
Net cash provided by financing activities .........     11,577,423         275,000         200,000         899,000         800,000
                                                      ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash ...................        120,657         (70,433)        (13,913)        109,954         117,484

Cash, beginning balance ...........................                        191,090         197,791          10,703          66,394
                                                      ------------    ------------    ------------    ------------    ------------

Cash, ending balance ..............................   $    120,657    $    120,657    $    183,878    $    120,657    $    183,878
                                                      ============    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest .........................                   $          0    $          0    $          0    $          0
                                                                      ============    ============    ============    ============
Supplemental disclosure of non-cash
 financing activities:
   Issuance of common stock for services ..........   $  7,219,362    $    426,249    $    622,951    $    665,949    $    682,951
                                                      ============    ============    ============    ============    ============
   Issuance of common stock for
    litigation settlement .........................   $    649,689                    $    125,000                    $    125,000
                                                      ------------                    ============                    ============
   Issuance of common stock for repurchase
    of distributorships ...........................   $    475,000                    $    250,000                    $    250,000
                                                      ------------                    ============                    ============
   Issuance of common stock for conversion
    of note payable ...............................   $  2,675,000
                                                      ============
   Accrued interest on notes payable ..............   $    398,577
                                                      ============

                                                See notes to financial statements                                                7

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