Form 10QSB
period 2000-10-31
TASTY FRIES INC
filed 2000-12-22
CIK 791885

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

                      For the Quarter Ended October 31, 2000
                         Commission File No. 33-4460-NY

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

     As of October 31, 2000: 33,179,011 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                    October 31,     January 31,
                                                       2000            2000
                                                   ------------    ------------
                                                   (Unaudited)

Current assets:
  Cash                                             $     71,631    $     10,703
  Prepaid expenses                                        5,000            --
                                                   ------------    ------------
        Total current assets                             76,631          10,703
                                                   ------------    ------------

Property and equipment, net                              12,435          20,258
                                                   ------------    ------------

                                                   $     89,066    $     30,961
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses            $    828,879    $    773,576
  Shareholder loan payable                            1,050,000         900,000
                                                   ------------    ------------
                                                      1,878,879       1,673,576
                                                   ------------    ------------

Unearned revenue                                        440,000         320,000
                                                   ------------    ------------

Stockholders' deficiency:
  Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 33,179,011
    shares at October 31, 2000 and
    28,719,011 at January 31, 2000                       33,179          28,719
   Additional paid-in capital                        21,689,840      19,636,332
   Deficit accumulated in development stage         (23,952,832)    (21,627,666)
                                                   ------------    ------------
                                                     (2,229,813)     (1,962,615)
                                                   ------------    ------------

                                                   $     89,066    $     30,961
                                                   ============    ============

                        See notes to financial statements

                                      (1)


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                                   (UNAUDITED)

                                     Cumulative          Three Months Ended             Nine Months Ended
                                       Since       ----------------------------    ----------------------------
                                     Inception         2000            1999           2000             1999
                                   ------------    ------------    ------------    ------------    ------------
Revenues                           $       --      $       --      $       --      $       --      $       --
                                   ------------    ------------    ------------    ------------    ------------

Costs and expenses:
  Research, machine and
    product development               2,966,136          45,271          73,171         291,801         125,537
  Selling, general and
    administrative                   19,229,100         429,551         935,651       1,926,971       3,946,421
                                   ------------    ------------    ------------    ------------    ------------
                                     22,195,236         474,822       1,008,822       2,218,772       4,071,958
                                   ------------    ------------    ------------    ------------    ------------

Net loss before other
  income (expense)                  (22,195,236)       (474,822)     (1,008,822)     (2,218,772)     (4,071,958)
                                   ------------    ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                        21,273
  Forfeited distributor deposits         15,000
  Interest expense                   (1,793,869)        (48,375)           --          (106,394)         (8,952)
                                   ------------    ------------    ------------    ------------    ------------
                                     (1,757,596)        (48,375)           --          (106,394)         (8,952)
                                   ------------    ------------    ------------    ------------    ------------

Net loss                           $(23,952,832)   $   (523,197)   $ (1,008,822)   $ (2,325,166)   $ (4,080,910)
                                   ============    ============    ============    ============    ============

Net loss per share of
  common stock                                     $      (0.02)   $      (0.05)   $      (0.08)   $      (0.20)
                                                   ============    ============    ============    ============

Weighted average shares
  outstanding                                        30,981,091      21,386,880      30,592,423      20,626,641
                                                   ============    ============    ============    ============

                                        See notes to financial statements

                                                       (2)


                                              TASTY FRIES, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    FOR THE PERIOD ENDED OCTOBER 31, 2000

                                                                                                    Total
                                                       Common        Paid  in     Accumulated    Stockholder
                                                       Stock         Capital        Deficit         Equity
                                                    -----------    -----------    -----------    -----------
Balance, February 1, 1991                           $   157,307    $  (156,307)                  $     1,000

Issued 1,114,679 shares for note conversion              11,147        113,853                       125,000

Net loss for the year ended January 31, 1992               --             --      $  (198,425)      (198,425)
                                                    -----------    -----------    -----------    -----------

Balance, January 31, 1992                               168,454        (42,454)      (198,425)       (72,425)

Sold 4,275,000 shares                                    42,750        457,250                       500,000

Issued 150,000 shares for services                        1,500         36,000                        37,500

Net loss for the year ended January 31, 1993               --             --         (773,304)      (773,304)
                                                    -----------    -----------    -----------    -----------

Balance January 31, 1993                                212,704        450,796       (971,729)      (308,229)

Issued 7,600,000 shares                                  76,000        464,000                       540,000

Issued 220,000 shares for services                        2,200                                        2,200

Redeemed 3,145,000 shares                               (31,450)        31,450

Net loss for the year ended January 31, 1994               --             --         (658,820)      (658,820)
                                                    -----------    -----------    -----------    -----------

Balance January 31, 1994                                259,454        946,246     (1,630,549)      (424,849)

Issued 3,129,999 shares                                  31,300        547,950                       579,250

Issued 2,151,622 shares for services                     21,516        121,294                       142,810

Issued 1,000,000 shares for litigation settlement        10,000        460,000                       470,000

Net loss for the year ended January 31, 1995               --             --       (2,148,933)    (2,148,933)
                                                    -----------    -----------    -----------    -----------

Balance, January 31, 1995                               322,270      2,075,490     (3,779,482)    (1,381,722)

                                      See notes to financial statements

                                                     (3)


                                            TASTY FRIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  FOR THE PERIOD ENDED OCTOBER 31, 2000

                                                                                               Total
                                                  Common       Paid  in      Accumulated    Stockholder
                                                  Stock         Capital        Deficit         Equity
                                               -----------    -----------    -----------    -----------
Balance, January 31, 1995                      $   322,270    $ 2,075,490    $(3,779,482)   $(1,381,722)

Issued 36,415,000 shares                           364,150      3,000,350                     3,364,500

Issued 6,733,502 shares for services                67,335        381,880                       449,215

Issued 625,000 shares for loan conversion            6,250         43,750                        50,000

Issued 1,000,000 shares for repurchase of
  distributorship                                   10,000         90,000                       100,000

Reverse stock split                               (766,155)       766,155

Net loss for the year ended January 31, 1996          --             --       (1,384,488)    (1,384,488)
                                               -----------    -----------    -----------    -----------

Balance, January 31, 1996                            3,850      6,357,625     (5,163,970)     1,197,505

Redemption of 730,000 shares issued to
  Acumen Services, Ltd. in September 1995             (730)    (2,091,270)                   (2,092,000)

Issued 1,455,000 shares                              1,455      1,506,045                     1,507,500

Issued 125,000 shares for services                     125        324,875                       325,000

Net loss for the year ended January 31, 1997          --             --       (2,172,260)    (2,172,260)
                                               -----------    -----------    -----------    -----------

Balance, January 31, 1997                            4,700      6,097,275     (7,336,230)    (1,234,255)

                                    See notes to financial statements

                                                   (4)


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE PERIOD ENDED OCTOBER 31, 2000

                                                                                                        Total
                                                          Common       Paid in      Accumulated      Stockholder
                                                          Stock        Capital        Deficit          Equity
                                                      ------------   ------------   ------------    ------------
Balance, January 31, 1997                             $      4,700   $  6,097,275   $ (7,336,230)   $ (1,234,255)

Issuance of 1,500,000 shares for
  non-recurring compensation                                 1,500      1,029,750                      1,031,250

Issuance of 167,083 shares                                     167         80,650                         80,817

Issuance of 955,000 shares for services                        955      1,239,045                      1,240,000

Issuance of 43,750 shares for litigation settlement             44         54,644                         54,688

Issuance of 700,000 shares for convertible notes               700        566,979                        567,679

Issuance of 452,772 shares for repayment
  of notes payable                                             452        523,587                        524,039

Issuance of 120,000 shares for repayment
  of notes payable officer/director                            120        175,830                        175,950

Net loss for the year ended January 31, 1998                  --             --       (4,995,655)     (4,995,655)
                                                      ------------   ------------   ------------    ------------

Balance, January 31, 1998                                    8,638      9,767,760    (12,331,885)     (2,555,487)

Issuance of 2,251,307 shares                                 2,252      1,299,526                      1,301,778

Issuance of 5,586,150 shares for convertible notes           5,586      3,129,504                      3,135,090

Issuance of 42,704 shares for interest
  on convertible notes                                          43         26,385                         26,428

Issuance of 1,226,815 shares for services                    1,227        490,652                        491,879

Issuance of 250,000 shares for repurchase
  of distributorship                                           250        124,750                        125,000

Net loss for the year ended January 31, 1999                  --             --       (3,512,124)     (3,512,124)
                                                      ------------   ------------   ------------    ------------

Balance, January 31, 1999                                   17,996     14,838,577    (15,844,009)       (987,436)

                                        See notes to financial statements

                                                       (5)

                                         TASTY FRIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD ENDED OCTOBER 31, 2000


                                                                                          Total
                                           Common         Paid-In        Deficit      Stockholders'
                                           Stock          Capital     Accumulation       Deficit
                                        ------------   ------------   ------------    ------------
Balance, January 31, 1999               $     17,996   $ 14,838,577   $(15,844,009)   $   (987,436)

Issuance of 3,789,000 shares                   3,789      1,624,291                      1,628,080

Issuance of 250,000 shares for
  litigation settlement                          250        124,750                        125,000

Issuance of 6,184,405 shares
  for services                                 6,184      2,799,214                      2,805,398

Issuance of 500,000 shares for
  repurchase of distributorship                  500        249,500                        250,000

Net loss for the year ended
  January 31, 2000                              --             --       (5,783,657)     (5,783,657)
                                        ------------   ------------   ------------    ------------

Balance, January 31, 2000                     28,719     19,636,332    (21,627,666)     (1,962,615)

Issuance of 2,400,000 shares                   2,400      1,134,950                      1,137,350

Issuance of 2,060,000 shares
  for services                                 2,060        918,558                        920,618

Net loss for nine months                        --             --       (2,325,166)     (2,325,166)
                                        ------------   ------------   ------------    ------------

Balance, October 31, 2000 (unaudited)   $     33,179   $ 21,689,840   $(23,952,832)   $ (2,229,813)
                                        ============   ============   ============    ============

                                 See notes to financial statements

                                                (6)


                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                                   FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                                            (UNAUDITED)

                                                       Cumulative          Three Months Ended               Nine Months Ended
                                                         Since        ----------------------------    ----------------------------
                                                       Inception          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                           $(23,952,832)   $   (523,197)   $ (1,008,822)   $ (2,325,166)   $ (4,080,910)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                        302,117           2,381          22,418           7,823          68,572
      Common stock issued for services                   7,450,031         230,669         755,576         896,618       1,438,527
      Stock purchase discount                            1,043,102                          (1,600)        262,350         412,900
      Common stock issued for litigation settlement        649,689                                                         125,000
      Common stock issued for interest
        on convertible notes                             1,129,196
      Common stock issued for repurchase
        of distributorships                                250,000                                                         250,000
      Accrued interest on notes and convertible
        notes payable                                      398,577
   Changes in assets and liabilities:
     Other assets                                           (5,000)                                         (5,000)        123,313
     Unearned revenue                                      565,000                                         120,000         (41,000)
     Accounts payable and accrued expenses                 828,879          91,121          88,085          55,303         884,258
                                                      ------------    ------------    ------------    ------------    ------------
Net cash used by operating activities                  (11,341,241)       (199,026)       (144,343)       (988,072)       (819,340)
                                                      ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of furniture and equipment                      (77,695)                                                         (7,519)
  Loan costs                                              (236,856)                                                           --
                                                      ------------                                                    ------------
Net cash used by investing activities                     (314,551)                                                         (7,519)
                                                      ------------                                                    ------------

Cash flows from financing activities:
  Sale of common stock                                   7,780,173                          50,000         875,000         850,000
  Proceed from convertible notes payable                 2,600,000
  Note payable, current                                  1,267,250         150,000                         150,000
  Loan payable, officer                                     80,000            --            10,567          24,000          10,567
                                                      ------------    ------------    ------------    ------------    ------------
Net cash provided by financing activities               11,727,423         150,000          60,567       1,049,000         860,567
                                                      ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash                             71,631         (49,026)        (83,776)         60,928          33,708

Cash, beginning balance                                       --           120,657         183,878          10,703          66,394
                                                      ------------    ------------    ------------    ------------    ------------

Cash, ending balance                                  $     71,631    $     71,631    $    100,102    $     71,631    $    100,102
                                                      ============    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $          0    $          0    $          0    $          0    $          0
                                                      ============    ============    ============    ============    ============
Supplemental disclosure of non-cash
 financing activities:
   Issuance of common stock for services              $  7,450,031    $    230,669    $    755,576    $    896,618    $  1,438,527
                                                      ============    ============    ============    ============    ============
   Issuance of common stock for
     litigation settlement                            $    649,689                                                    $    125,000
                                                      ============                                                    ============
   Issuance of common stock for repurchase
     of distributorships                              $    475,000                                                    $    250,000
                                                      ============                                                    ============
   Issuance of common stock for conversion
     of note payable                                  $  2,675,000
                                                      ============
   Accrued interest on notes payable                  $    398,577
                                                      ============

                                                 See notes to financial statements

                                                                (7)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

NOTE 2    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense french fries. The Company has incurred research and development costs from inception to October 31, 2000 totaling $2,966,136. The Company is currently in the process of completing its first 25 machines. The costs associated with the production of the machines have been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

NOTE 3    ISSUANCE OF COMMON STOCK

          The Company issued an aggregate of 4,460,000 shares during the nine months ended October 31, 2000. 2,400,000 shares were sold in private placements by the Company and 2,060,000 shares were issued in payment of services.

          The Company issued an aggregate of 6,929,405 shares during the nine months ended October 31, 1999. 3,000,000 shares were sold in private placements by the Company, 3,179,405 shares were issued in payment of services, 250,000 shares were issued for litigation settlement and 500,000 shares were issued for repurchase of distributorships.

                                      (8)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 4    APRIL 1998 FINANCING

          In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of October 31, 2000 $1,375,000 of the $1,500,000 in proceeds has been received by the Company and 2,750,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due have not been received as of the date of this filing.

                                      (9)

ITEM 2. PLAN OF OPERATION

General

The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending October 31, 2000, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 1999 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At October 31, 2000 the Company had approximately $71,631 in cash.

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

ITEM 2. CHANGES IN SECURITIES

The Company issued 279,408 unregistered shares of its common stock in payment of services rendered to the Company by third parties.

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

                                     Tasty Fries, Inc.


                                     --------------------------------
                                     Edward C. Kelly
Date: December 14, 2000              President and Principal Financial Officer