Form 10KSB/A
period 2000-01-31
TASTY FRIES INC
filed 2001-01-12
CIK 791885

================================================================================

                                  FORM 10-KSB/A
                                 Amendment No. 4

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

GOVERNMENTAL APPROVALS AND REGULATIONS

     The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine's design complies with National Sanitation Foundation ("NSF") guidelines as well as Underwriter's Laboratory ("UL") standards. The Machine has received UL approval and will receive NSF approvals prior to sale and installation. The Company has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. In this regard, management has begun the process of obtaining UL certification. The Company is also seeking certification from the National Automatic Merchandising Association ("NAMA"). Management has been advised that all certifications and approvals should be applied for upon commercial production and would not issue until such time. Management believes, although no assurance is given, that the required approvals from UL, NAMA and the various regulatory agencies are obtainable and is not currently aware of anything that will delay the necessary approvals.

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

TASTY FRIES, INC.                           /s/ EDWARD C. KELLY
Date:  January 11, 2001               By: -----------------------
                                                Edward C. Kelly
                                                President and Principal
                                                Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ EDWARD C. KELLY                       January 11, 2001
-------------------------------
Edward C. Kelly, Chairman, CEO
President, Treasurer & Director

/s/ LEONARD J. KLARICH                    January 11, 2001
-------------------------------
Leonard J. Klarich, Vice President,
Secretary & Director

/s/ JURGEN A. WOLF                        January 11, 2001
-------------------------------
Jurgen A. Wolf, Director

/s/ IAN D. LAMBERT                        January 11, 2001
-------------------------------
Ian D. Lambert, Director

/s/ KURT N. ZIEMER                        January 11, 2001
-------------------------------
Kurt N. Ziemer, Director

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

As discussed in Note 19 to the financial statements, certain errors resulting in overstatement of previously reported other assets and the understatement of previously reported interest expense as of January 31, 1999 and 1998, were discovered by management of the Company during the preparation of the January 31, 2000 financial statements. Accordingly, an adjustment has been made to retained earnings as of January 31, 2000, to correct the error.

                                             LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 31, 2000

                                            TASTY FRIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS
                                        JANUARY 31, 2000 AND 1999

                                                 ASSETS

                                                               2000             1999
                                                               ----             ----

Current assets:
  Cash                                                     $     10,703    $     66,394
  Prepaid expenses                                                              123,313
                                                           ------------    ------------

    Total current assets                                         10,703         189,707
                                                           ------------    ------------

Furniture and office equipment, net of accumulated
  depreciation of $57,437 in 2000 and $45,400 in 1999            20,258          24,777
                                                           ------------    ------------

Other assets:
  Loan costs, net of accumulated amortization
    of $107,026 in 1999                                                         129,831
                                                                           ------------

                                                           $     30,961    $    344,315
                                                           ============    ============


                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                    $    773,576    $  1,070,751
  Shareholder loan payable                                      900,000
                                                           ------------    ------------
    Total current liabilities                                 1,673,576       1,070,751
                                                           ------------    ------------

Unearned revenue                                                320,000         261,000
                                                           ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
  Common stock, $.001 par value; authorized
    50,000,000 shares; issued and outstanding
    27,719,011 shares at January 31, 2000 and
    17,995,606 shares at January 31, 1999                        28,719          17,996
  Additional paid-in capital                                 19,714,832      14,917,077
  Deficit accumulated in development stage                  (21,706,166)    (15,922,509)
                                                           ------------    ------------
                                                             (1,962,615)       (987,436)
                                                           ------------    ------------

                                                           $     30,961    $    344,315
                                                           ============    ============


                                See accompanying notes to financial statements                        4


                                                 TASTY FRIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                        AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                       Cumulative
                                         Since
                                       Inception           2000            1999          1998
                                      ------------    ------------    ------------    ------------


Revenues                              $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------

Costs and expenses:
  Research, machine and
    product development                  2,674,335         144,403         585,417         533,458
  Selling, general and
    administrative                      17,336,031       5,585,704       1,942,182       3,922,485
                                      ------------    ------------    ------------    ------------
                                        20,010,366       5,730,107       2,527,599       4,455,943
                                      ------------    ------------    ------------    ------------

Net loss before other
  income (expense)                     (19,976,464)     (5,730,107)     (2,527,599)     (4,455,943)
                                      ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                           21,274                           1,354          10,892
  Forfeited distributor deposits            15,000
  Interest expense                      (1,732,074)        (53,550)       (985,879)       (629,104)
                                      ------------    ------------    ------------    ------------
                                        (1,695,800)        (53,550)       (984,525)       (618,212)
                                      ------------    ------------    ------------    ------------

Net loss                              $(21,706,166)   $ (5,783,657)   $ (3,512,124)   $ (5,074,155)
                                      ============    ============    ============    ============

Net loss per share of common stock                           $(.27)          $(.28)          $(.83)
                                                             =====           =====           =====

Weighted average shares outstanding                     21,341,885      12,518,419       6,128,198
                                                      ============    ============    ============


                                       See accompanying notes to financial statements                                             5



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

                                                                                               Total
                                                  Common        Paid in      Accumulated    Stockholder
                                                  Stock         Capital        Deficit         Equity
                                               -----------    -----------    -----------    -----------
Balance forward, January 31, 1995              $   322,270    $ 2,075,490    $(3,779,482)   $(1,381,722)

Issued 21,815,000 shares                           218,150      1,054,350                     1,272,500

Issued 6,733,502 shares for services                67,335        381,880                       449,215

Issued 625,000 shares for loan conversion            6,250         43,750                        50,000

Issued 1,000,000 shares for repurchase of
  distributorship                                   10,000         90,000                       100,000

Reverse stock split                               (620,885)       620,885

Net loss for the year ended January 31, 1996                                  (1,384,488)    (1,384,488)
                                               -----------    -----------    -----------    -----------

Balance, January 31, 1996                            3,120      4,266,355     (5,163,970)      (894,495)

Issued 1,455,000 shares                              1,455      1,506,045                     1,507,500

Issued 125,000 shares for services                     125        324,875                       325,000

Net loss for the year ended January 31, 1997                                  (2,172,260)    (2,172,260)
                                               -----------    -----------    -----------    -----------

Balance forward, January 31, 1997                    4,700      6,097,275     (7,336,230)    (1,234,255)


                                See accompanying notes to financial statements                        7




                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                               FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000


                                                                                                                 Total
                                                                 Common       Paid in         Accumulated      Stockholder
                                                                 Stock        Capital           Deficit          Equity
                                                                -------      ----------      ------------     -----------
Balance forward, January 31, 1997                               $ 4,700      $6,097,275      $ (7,336,230)    $(1,234,255)

Issuance of 1,500,000 shares for
  non-recurring compensation                                      1,500       1,029,750                         1,031,250

Issuance of 167,083 shares                                          167          80,650                            80,817

Issuance of 955,000 shares for services                             955       1,317,545                         1,318,500

Issuance of 43,750 shares for litigation settlement                  44          54,644                            54,688

Issuance of 700,000 shares for convertible notes                    700         566,979                           567,679

Issuance of 452,772 shares for repayment
  of notes payable                                                  452         523,587                           524,039

Issuance of 120,000 shares for repayment
  of notes payable officer/director                                 120         175,830                           175,950

Net loss for the year ended January 31, 1998                                                   (5,074,155)     (5,074,155)
  (As restated)  (Note 19)                                      -------      ----------      ------------     -----------


Balance, January 31, 1998 (As restated)  (Note 19)                8,638       9,846,260       (12,410,385)     (2,555,487)

Issuance of 2,251,307 shares                                      2,252       1,299,526                         1,301,778

Issuance of 5,586,150 shares for convertible notes                5,586       3,129,504                         3,135,090

Issuance of 42,704 shares for interest
  on convertible notes                                               43          26,385                            26,428

Issuance of 1,226,815 shares for services                         1,227         490,652                           491,879

Issuance of 250,000 shares for repurchase
  of distributorship                                                250         124,750                           125,000

Net loss for the year ended January 31, 1999                                                   (3,512,124)     (3,512,124)
  (As restated)  (Note 19)                                      -------      ----------      ------------     -----------


Balance forward, January 31, 1999                                17,996      14,917,077       (15,922,509)       (987,436)
  (As restated)  (Note 19)

                                See accompanying notes to financial statements                                         8



                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                               FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                                                                                                Total
                                                              Common          Paid in       Accumulated       Stockholder
                                                               Stock          Capital          Deficit          Equity
                                                             ----------      -----------     ------------     -----------

Balance forward, January 31, 1999                            $   17,996      $14,917,077     $(15,922,509)   $   (987,436)
  (As restated)  (Note 19)

Issuance of 3,789,000 shares                                      3,789        1,624,291                        1,628,080

Issuance of 250,000 shares for litigation settlement                250          124,750                          125,000

Issuance of 5,184,405 shares for service                          6,184        2,799,214                        2,399,398

Issuance of 500,000 shares for repurchase
  of distributorship                                                500          249,500                          250,000

Net loss for the year ended January 31, 2000                                                    (5,377,657)    (5,377,657)
                                                             ----------      -----------     ------------     -----------

Balance, January 31, 2000                                        28,719       19,636,332      (21,221,666)     (1,962,615)

Issuance of 2,400,000 shares                                      2,400        1,134,950                        1,137,350

Issuance of 1,410,000 shares for services                         1,410          664,539                          665,949

Net loss for six months                                                                        (1,801,969)     (1,801,969)
                                                             ----------      -----------     ------------     -----------

Balance, July 31, 2000 (unaudited)                           $   32,529      $19,714,832     $(21,706,166)    $(1,961,285)
                                                             ==========      ===========     =============    ============


                                See accompanying notes to financial statements                                          9




                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                             AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000


                                                    Cumulative
                                                      Since
                                                    Inception        2000        1999         1998
                                                  ------------   -----------  -----------  -----------

Cash flows from operating activities:
  Net loss                                        $(21,706,166)  $(5,377,657) $(3,512,124) $(5,074,155)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                    294,293       141,869       90,756       37,596
      Common stock issued for services               6,631,913     2,399,398      491,879    2,377,911
      Common stock issued for litigation
        settlement                                     649,689       125,000                    54,689
      Stock purchase discount                          780,752       471,907      281,778       27,067
      Common stock issued for interest
        on convertible notes                         1,129,196                    959,196      170,000
      Common stock issued for repurchase
        of distributorships                            250,000       250,000
      Accrued interest on notes and
        convertible notes payable                      398,577                                 398,577
  Changes in assets and liabilities:
    Other assets                                                     123,313     (123,313)       9,027
    Accounts payable and accrued expenses              773,577      (297,175)     437,709     (249,035)
    Unearned revenue                                   445,000        59,000       10,000
                                                  ------------   -----------  -----------  -----------
Net cash used by operating activities              (10,353,169)   (2,104,345)  (1,364,119)  (2,248,323)
                                                  ------------   -----------  -----------  -----------
Cash flows from investing activities:
   Purchase of furniture and office equipment          (77,695)       (7,519)                  (22,827)
   Loan costs                                         (236,856)                               (236,856)
                                                  ------------   -----------               -----------
Net cash used by investing activities                 (314,551)       (7,519)                 (259,683)
                                                  ------------   -----------               -----------
Cash flows from financing activities:
   Proceeds from convertible notes payable           2,600,000                               2,600,000
   Issuance of common stock                          6,905,173     1,156,173    1,020,000       53,750
   Loan receivable, officers                                                       30,377       69,623
   Note payable, current                             1,117,250       900,000                   133,250
   Officer/director note                                56,000                                  30,000
                                                  ------------   -----------  -----------  -----------

Net cash provided by financing activities           10,678,423     2,056,173    1,050,377    2,886,623
                                                  ------------   -----------  -----------  -----------

Net increase (decrease) in cash                         10,703       (55,691)    (313,742)     378,617
Cash, beginning balance                                               66,394      380,136        1,519
                                                  ------------   -----------  -----------  -----------

Cash, ending balance                              $     10,703   $    10,703  $    66,394  $   380,136
                                                  ============   ===========  ===========  ===========


Supplemental disclosure of cash flow
  information:
    Cash paid for interest                        $     54,803   $     8,952               $    10,500
                                                  ============   ===========               ===========

Supplemental disclosures of non-cash
  financing activities:
   Issuance of common stock for services          $  6,631,913   $2,805,398   $   491,879  $ 2,299,411
                                                  ============   ===========  ===========  ===========

   Issuance of common stock for
    conversion of note payable                    $ 2,675,000                 $ 2,202,321  $   397,679
                                                  ============                ===========  ===========
   Issuance of common stock for
    repurchase of distributorship                 $   475,000    $  250,000   $   125,000
                                                  ============   ===========  ===========
   Issuance of common stock for
    litigation settlement                         $   649,689    $  125,000                $    54,689
                                                  ============   ===========               ===========
   Accrued interest on notes payable              $   398,577                              $  398,577
                                                  ============                             ===========


                                       See accompanying notes to financial statements                                            10


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

          In October 1999, the Company received $900,000 in proceeds from a loan made to the Company by a shareholder. The loan bears an interest rate of 18% per annum and is due on March 31, 2001. Accrued interest on this loan as of January 31, 2000 was $53,550.

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

Note 9    Commitments and contingencies:

          During the years ended January 31, 2000, 1999 and 1998, the Company incurred $42,946, $43,314, and $49,284, respectively, for the rental of office space. The Company's current lease commitments total approximately $2,180 per month until May 31, 2001.

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

          On September 2, 1995, Acumen Services, Ltd., an unrelated Bahamian limited liability company, signed a Subscription Agreement with Tasty Fries, Inc. for the purchase of 21,500,000 (pre-reverse stock split) shares of the Company's common stock at $0.10 per share. Acumen's obligation to pay the purchase price was evidenced by a promissory note, also signed September 2, 1995, in favor of Tasty Fries, Inc. The stock was issued and held in escrow by the Company's prior securities lawyers.

          Acumen Services, Ltd. requested the release of Tasty Fries' common stock on October 17, 1995, and provided the Company with a written Guarantee and Indemnity Agreement. 6,900,000 shares were released from escrow. The Company received payment for 3,000,000 of the shares but Acumen defaulted on the $390,000 payment due for the remaining 3,900,000 shares. Tasty Fries canceled the transaction as it related to the 14,600,000 issued shares, but not outstanding, remaining in escrow but was unable to cancel the share certificates for the 3,900,000 shares it had not been paid for.

          Tasty Fries instituted suit in Florida state court to recover $0.10 per share for the 3,900,000 shares. Because the defendants were not susceptible to the court's jurisdiction and any judgment would not be collectible, the lawsuit on advice of Tasty Fries' counsel, was abandoned.

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

Note 19   Financial statement restatement:

          In connection with the preparation of the January 31, 2000 financial statements, the Company discovered that the financial statements for the years ended January 31, 1999 and January 31, 1998 had not properly accounted for and reflected certain transactions and events in accordance with generally accepted accounting principles. It was determined that a restatement of the financial statements was necessary and appropriate due primarily to the following items:

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 19   Financial statement restatement (continued):

                                  BALANCE SHEET


                                                                     January 31, 1999
                                                             -----------------------------------
                                                             As previously
                                                               Reported         As Restated
                                                             -------------      ------------
                                     ASSETS

          Current assets:
              Cash                                            $     66,394      $     66,394
              Prepaid expenses                                     123,313           123,313
                                                              ------------      ------------
                  Total current assets                             189,707           189,707
                                                              ------------      ------------

          Furniture and office equipment, net                       24,777            24,777
                                                              ------------      ------------

          Other assets:
              Vending machines                                     195,000
              Loan costs, net                                      129,831           129,831
                                                              ------------      ------------
                                                                   324,831           129,831
                                                              ------------      ------------

                                                              $    539,315      $    344,315
                                                              ============      ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

          Current liabilities:
              Accounts payable and accrued expenses           $  1,070,751      $  1,070,751
                                                              ------------      ------------

          Unearned revenue                                         261,000           261,000
                                                              ------------      ------------

          Commitments and contingencies

          Stockholders' deficiency:
              Common stock                                          17,996            17,996
              Additional paid-in capital                        13,426,963        14,917,077
              Deficit accumulated in development stage         (14,237,395)      (15,922,509)
                                                              ------------      ------------
                                                                  (792,436)         (987,436)
                                                              ------------      ------------

                                                              $    539,315      $    344,315
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
                                                          ===========          ===========

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 19   Financial statement restatement (continued):

                                  BALANCE SHEET


                                                                 January 31, 1998
                                                          -------------------------------
                                                          As previously
                                                              Reported       As Restated
                                                          --------------     ------------
                                     ASSETS

          Current assets:
            Cash                                           $    380,136     $    380,136
            Loan receivable, officers                            30,377           30,377
                                                           ------------     ------------
              Total current assets                              410,513          410,513
                                                           ------------     ------------

          Furniture and office equipment, net                    36,581           36,581
                                                           ------------     ------------

          Other assets:
            Vending machines                                    70,000
            Loan costs, net                                     208,782          208,782
                                                           ------------     ------------
                                                                278,782          208,782
                                                           ------------     ------------

                                                           $    725,876     $    655,876
                                                           ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

          Current liabilities:
            Accounts payable and accrued expenses          $    633,042     $    633,042
                                                           ------------     ------------

          Convertible notes payable                           2,202,321        2,202,321
                                                           ------------     ------------

          Unearned revenue                                      376,000          376,000
                                                           ------------     ------------

          Commitments and contingencies

          Stockholders' deficiency:
            Common stock                                          8,638            8,638
            Additional paid-in capital                        9,570,693        9,846,260
            Deficit accumulated in development stage        (12,064,818)     (12,410,385)
                                                           ------------     ------------
                                                             (2,485,487)      (2,555,487)
                                                           ------------     ------------

                                                           $    725,876     $    655,876
                                                           ============     ============

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998

Note 19   Financial statement restatement (continued):

                             STATEMENT OF OPERATIONS


                                                                 January 31, 1998
                                                         ----------------------------------
                                                         As previously
                                                            Reported           As Restated
                                                         --------------        ------------
          Revenues                                        $         0           $         0
                                                          -----------           -----------

          Costs and expenses:
            Research, machine and product
             development                                      533,458               533,458
            Selling, general and administrative             3,816,918             3,922,485
                                                          -----------           -----------
                                                            4,350,376             4,455,943
                                                          -----------           -----------

          Net loss before other income (expense)           (4,350,376)           (4,455,943)
                                                          -----------           -----------

          Other income (expense):
            Interest income                                    10,892                10,892
            Interest expense                                 (459,104)             (629,104)
                                                          -----------           -----------
                                                             (448,212)             (618,212)
                                                          -----------           -----------

          Net loss                                        $(4,798,588)          $(5,074,155)
                                                          ===========           ===========

          Net loss per share of common stock                    $(.78)                $(.83)
                                                               ======                ======

          Weighted average shares outstanding               6,128,198             6,128,198
                                                          ===========           ===========
