Form 10QSB/A
period 2000-04-30
TASTY FRIES INC
filed 2001-01-12
CIK 791885

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A

                                   ----------


                                 AMENDMENT NO. 3


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

    As of April 30, 2000: 31,004,011 shares of common stock were outstanding.

================================================================================

                                   FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               April 30,            January 31,
                                                 2000                2000
                                              ------------         ------------
                                              (Unaudited)
Current assets:
   Cash                                       $    191,090         $     10,703
   Prepaid expenses                                  5,000                   --
                                              ------------         ------------
         Total current assets                      196,090               10,703
                                              ------------         ------------
Property and equipment, net                         17,463               20,258
                                              ------------         ------------
                                              $    213,553         $     30,961
                                              ============         ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses      $    697,526         $    773,576
   Shareholder loan payable                        924,000              900,000
                                              ------------         ------------
         Total current liabilities               1,621,526            1,673,576
                                              ------------         ------------
Unearned revenue                                   440,000              320,000
                                              ------------         ------------
Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 30,004,011
    shares at April 30, 2000 and
    27,719,011 at January 31, 2000                  30,004               27,719
   Additional paid-in capital                   20,807,097           19,174,832
   Deficit accumulated in development stage    (22,686,074)         (21,706,166)
                                              ------------         ------------
                                                (1,847,973)          (1,962,615)
                                              ------------         ------------
                                              $    213,553         $     30,961
                                              ============         ============

                       See notes to financial statements                       1



                                                           TASTY FRIES, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF OPERATIONS
                                          FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                                              (Unaudited)

                                                                    Cumulative
                                                                      Since
                                                                    Inception               2000              1999
                                                                  -------------         -----------         -----------
Revenues                                                            $                   $                   $
                                                                    ------------        -----------         -----------
Costs and expenses:
  Research, machine and product development                            2,844,286            169,951               6,431
  Selling, general and administrative                                 18,150,086            769,457             578,591
                                                                    ------------        -----------         -----------
                                                                      20,994,372            939,408             585,022
                                                                    ------------        -----------         -----------
Net loss before other income (expense)                               (20,994,372)          (939,408)           (585,022)

Other income (expense):
  Interest income                                                         21,274
  Interest expense                                                    (1,727,976)           (40,500)
  Forfeited distributor deposits                                          15,000               --                 --
                                                                    ------------        -----------         -----------
                                                                      (1,691,702)           (40,500)              --
                                                                    -------------       ------------        -----------
Net loss                                                            $(22,686,074)       $  (979,908)        $  (585,022)
                                                                    ============        ===========         ===========
Basic loss per share of common stock                                                    $     (0.03)        $     (0.03)
                                                                                        ===========         ===========
Weighted average shares outstanding                                                      28,505,746          18,870,145
                                                                                        ============        ===========


                        See notes to financial statements                      2


                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000

                                                                                                                        Total
                                                            Common           Paid  in            Accumulated         Stockholder
                                                             Stock           Capital               Deficit              Equity
                                                         -----------         -----------         -----------         -----------
Balance, February 1, 1991                                $   157,307         $  (156,307)                            $     1,000
Issued 1,114,679 shares for note conversion                   11,147             113,853                                 125,000
Net loss for the year ended January 31, 1992                                                     $  (198,425)           (198,425)
                                                         -----------         -----------         -----------         -----------
Balance, January 31, 1992                                    168,454             (42,454)           (198,425)            (72,425)
Sold 4,275,000 shares                                         42,750             457,250                                 500,000
Issued 150,000 shares for services                             1,500              36,000                                  37,500
Net loss for the year ended January 31, 1993                                                        (773,304)           (773,304)
                                                         -----------         -----------         -----------         -----------
Balance January 31, 1993                                     212,704             450,796            (971,729)           (308,229)
Issued 7,600,000 shares                                       76,000             464,000                                 540,000
Issued 220,000 shares for services                             2,200                                                       2,200
Redeemed 3,145,000 shares                                    (31,450)             31,450
Net loss for the year ended January 31, 1994                                                        (658,820)           (658,820)
                                                         -----------         -----------         -----------         -----------
Balance January 31, 1994                                     259,454             946,246          (1,630,549)           (424,849)
Issued 3,129,999 shares                                       31,300             547,950                                 579,250
Issued 2,151,622 shares for services                          21,516             121,294                                 142,810
Issued 1,000,000 shares for litigation settlement             10,000             460,000                                 470,000
Net loss for the year ended January 31, 1995                                                      (2,148,933)         (2,148,933)
                                                         -----------         -----------         -----------         -----------
Balance, January 31, 1995                                    322,270           2,075,490          (3,779,482)         (1,381,722)


                        See notes to financial statements                      3


                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000

                                                                                                                   Total
                                                       Common            Paid  in            Accumulated        Stockholder
                                                       Stock             Capital               Deficit            Equity
                                                    -----------         -----------         -----------         -----------
Balance, January 31, 1995                           $   322,270         $ 2,075,490         $(3,779,482)        $(1,381,722)
Issued 21,815,000 shares                                218,150           1,054,350                               1,272,500
Issued 6,733,502 shares for services                     67,335             381,880                                 449,215
Issued 625,000 shares for loan conversion                 6,250              43,750                                  50,000
Issued 1,000,000 shares for repurchase of
  distributorship                                        10,000              90,000                                 100,000
Reverse stock split                                    (620,855)            620,855
Net loss for the year ended January 31, 1996                                                 (1,384,488)         (1,384,488)
                                                    -----------         -----------         -----------         -----------
Balance, January 31, 1996                                 3,120           4,266,355          (5,163,970)           (894,495)
Issued 1,455,000 shares                                   1,455           1,506,045                               1,507,500
Issued 125,000 shares for services                          125             324,875                                 325,000
Net loss for the year ended January 31, 1997                                                 (2,172,260)         (2,172,260)
                                                    -----------         -----------         -----------         -----------
Balance, January 31, 1997                                 4,700           6,097,275          (7,336,230)         (1,234,255)





                        See notes to financial statements                      4


                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000

                                                                                                                    Total
                                                              Common          Paid  in           Accumulated      Stockholder
                                                               Stock          Capital              Deficit          Equity
                                                           ------------     ------------         ------------     -----------
Balance, January 31, 1997                                  $      4,700     $  6,097,275          $(7,336,230)    $(1,234,255)
Issuance of 1,500,000 shares for
  non-recurring compensation                                      1,500        1,029,750                            1,031,250
Issuance of 167,083 shares                                          167           80,650                               80,817
Issuance of 955,000 shares for services                             955        1,317,545                            1,318,500
Issuance of 43,750 shares for litigation settlement                  44           54,644                               54,688
Issuance of 700,000 shares for convertible notes                    700          566,979                              567,679
Issuance of 452,772 shares for repayment
  of notes payable                                                  452          523,587                              524,039
Issuance of 120,000 shares for repayment
  of notes payable officer/director                                 120          175,830                              175,950
Net loss for the year ended January 31, 1998                                                       (5,074,155)     (5,074,155)
                                                           ------------     ------------         ------------     -----------
Balance, January 31, 1998                                         8,638        9,846,260          (12,410,358)     (2,555,487)
Issuance of 2,251,307 shares                                      2,252        1,299,526                            1,301,778
Issuance of 5,586,150 shares for convertible notes                5,586        3,129,504                            3,135,090
Issuance of 42,704 shares for interest
  on convertible notes                                               43           26,385                               26,428
Issuance of 1,226,815 shares for services                         1,227          490,652                              491,879
Issuance of 250,000 shares for repurchase
  of distributorship                                                250          124,750                              125,000
Net loss for the year ended January 31, 1999                                                       (3,512,124)    (15,922,509)
                                                           ------------     ------------         ------------     -----------
Balance, January 31, 1999                                        17,996       14,917,077          (15,844,009)       (987,436)


                        See notes to financial statements                      5


                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000

                                                                                                                Total
                                                              Common          Paid  in       Accumulated      Stockholder
                                                               Stock           Capital         Deficit          Equity
                                                            -----------      -----------     -------------   ------------
Balance, January 31, 1999                                   $    17,996      $14,917,077     $(15,922,509)   $   (987,436)
Issuance of 3,789,000 shares                                      3,789        1,624,291                        1,628,080
Issuance of 250,000 shares for litigation settlement                250          124,750                          125,000
Issuance of 5,184,405 shares for service                          5,184        2,394,214                        2,399,398
Issuance of 500,000 shares for repurchase
  of distributorship                                                500          249,500                          250,000
Net loss for the year ended January 31, 2000                                                   (5,377,657)     (5,377,657)
                                                            -----------      -----------     -------------   ------------
Balance, January 31, 2000                                        27,719       19,714,832      (21,706,166)     (1,962,615)
Issuance of 1,775,000 shares                                      1,775          853,075                          854,850
Issuance of 510,000 shares
 for services                                                       510          239,190                          239,700
Net loss for three months                                                                        (979,908)       (979,908)
                                                            -----------      -----------     -------------   ------------
Balance, April 30, 2000                                     $    30,004      $20,807,097     $(22,686,074)    $(1,847,973)
                                                            ===========      ===========     =============    ============



                        See notes to financial statements                      6


                                                           TASTY FRIES, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                                              (Unaudited)

                                                                      Cumulative
                                                                          Since
                                                                       Inception              2000                 1999
                                                                     -------------        ------------         ------------
Cash flows from operating activities:
   Net loss                                                          $(22,686,074)        $   (979,908)        $   (585,022)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation and amortization                                       297,089                2,796               22,890
      Common stock issued for services                                  6,871,613              239,700               60,000
      Stock purchase discount                                           1,035,602              254,850              176,500
      Common stock issued for interest on convertible notes             1,129,196
      Common stock issued for repurchase of distributorships              250,000
      Accrued interest on notes and convertible notes payable             398,577
      Common stock issued for litigation settlement                       649,689
   Changes in assets and liabilities:
      Other assets                                                         (5,000)              (5,000)              64,560
      Accounts payable and accrued expenses                               697,526              (76,051)            (200,012)
      Unearned revenue                                                    565,000              120,000                   --
                                                                     ------------         ------------         ------------
Net cash used by operating activities                                 (10,796,782)            (443,613)            (461,084)
                                                                     ------------         ------------         ------------
Cash flows from investing activities:
   Purchase of furniture and equipment                                    (77,695)                                   (7,519)
   Loan costs                                                            (236,856)                  --                   --
                                                                     ------------         ------------         ------------
Net cash used used by investing activities                               (314,551)                  --               (7,519)
                                                                     ------------         ------------         ------------
Cash flows from financing activities:
   Issuance of common stock                                             7,505,173              600,000              600,000
   Proceeds from convertible notes payable                              2,600,000
   Note payable, current                                                1,117,250               24,000
   Officer/director notes                                                  80,000                   --                   --
                                                                     ------------         ------------         ------------
Net cash provided by financing activities                              11,302,423              624,000              600,000
                                                                     ------------         ------------         ------------
Net increase in cash                                                      191,090              180,387              131,397
Cash, beginning balance                                                                         10,703               66,394
                                                                     ------------         ------------         ------------
Cash, ending balance                                                 $    191,090         $    191,090         $    197,791
                                                                     ============         ============         ============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                            $          0         $          0         $          0
                                                                     ============         ============         ============
Supplemental disclosure of non-cash financing activities:
   Issuance of common stock for services                             $  6,871,613         $    239,700         $     60,000
                                                                     ============         ============         ============
   Issuance of common stock for conversion of note payable           $  2,675,000
                                                                     ============
   Issuance of common stock for repurchase of distributorship        $    475,000
                                                                     ============
   Issuance of common stock for litigation settlement                $    649,689
                                                                     ============
   Accrued interest on notes payable                                 $    398,577
                                                                     ============



                        See notes to financial statements                      7

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

ITEM 3.   FORWARD-LOOKING STATEMENTS

          This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to, the Company's lack of meaningful revenues, its significant and continuing losses, its significant capital requirements, the uncertainty of its ability to implement its plan of operation and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

          results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

          The Company does not undertake -- and specifically, declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

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

                                     Tasty Fries, Inc.


                                      /s/ EDWARD C. KELLY
                                     -----------------------------------------
                                     Edward C. Kelly
Date:  January 11, 2001              President and Principal Financial Officer