Form 10QSB/A
period 2000-07-31
TASTY FRIES INC
filed 2001-01-12
CIK 791885

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

     As of July 31, 2000: 32,529,011 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      July 31,       January 31,
                                                       2000            2000
                                                   ------------    ------------
                                                    (Unaudited)
Current assets:
   Cash ........................................   $    120,657    $     10,703
   Prepaid expenses ............................          5,000
                                                   ------------    ------------
         Total current assets ..................        125,657          10,703
                                                   ------------    ------------
Property and equipment, net ....................         14,816          20,258
                                                   ------------    ------------

                                                   $    140,473    $     30,961
                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses .......   $    737,758    $    773,576
   Shareholder loan payable ....................        924,000         900,000
                                                   ------------    ------------
                                                      1,661,758       1,673,576
                                                   ------------    ------------

Unearned revenue ...............................        440,000         320,000
                                                   ------------    ------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 31,529,011
    shares at July 31, 2000 and
    27,719,011 at January 31, 2000 .............         31,529          27,719
   Additional paid-in capital ..................     21,514,321      19,714,832
   Deficit accumulated in development stage ....    (23,508,135)    (21,706,166)
                                                   ------------    ------------
                                                     (1,961,285)     (1,962,615)
                                                   ------------    ------------

                                                   $    140,473    $     30,961
                                                   ============    ============


                        See notes to financial statements                     1


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                                   (Unaudited)

                                     Cumulative
                                        Since            Three Months Ended               Six Months Ended
                                      Inception         2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------    ------------

Revenues                                            $               $               $               $
                                                    ------------    ------------    ------------    ------------
Costs and expenses:
  Research, machine and
   product development .........    $  2,920,865          76,579          45,935         246,530          52,366
  Selling, general and
   administrative ..............      18,854,168         704,082       2,432,179       1,473,159       3,010,770
                                    ------------    ------------    ------------    ------------    ------------
                                      21,775,033         780,661       2,478,114       1,720,069       3,063,136
                                    ------------    ------------    ------------    ------------    ------------

Net loss before other
 income (expense) ...............    (21,775,033)       (780,961)     (2,478,114)     (1,720,069)     (3,063,136)
                                    ------------    ------------    ------------    ------------    ------------

Other income (expense):
   Interest income ..............         21,274
   Forfeited distributor deposits         15,000
   Interest expense .............     (1,769,376)        (41,400)         (8,952)        (81,900)         (8,952)
                                    ------------    ------------    ------------    ------------    ------------
                                      (1,733,102)        (41,400)         (8,952)        (81,900)         (8,952)
                                    ------------    ------------    ------------    ------------    ------------

Net loss ........................   $(23,508,135)   $   (822,061)   $ (2,487,066)   $ (1,801,969)   $ (3,072,088)
                                    ============    ============    ============    ============    ============
Net loss per share of
 common stock ...................                   $      (0.03)   $      (0.13)   $       (.06)   $      (0.16)
                                                    ============    ============    ============    ============
Weighted average shares
 outstanding ....................                     29,496,261      19,681,421      29,219,709      19,462,404
                                                    ============    ============    ============    ============

                                       See notes to financial statements                                       2


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

                                                                                                 Total
                                                   Common         Paid in       Accumulated   Stockholder
                                                    Stock         Capital         Deficit        Equity
                                                 -----------    -----------    -----------    -----------
Balance, January 31, 1995 ...................... $   322,270    $ 2,075,490    $(3,779,482)   $(1,381,722)

Issued 21,815,000 shares .......................     218,150      1,054,350                     1,272,500

Issued 6,733,502 shares for services ...........      67,335        381,880                       449,215

Issued 625,000 shares for loan conversion ......       6,250         43,750                        50,000

Issued 1,000,000 shares for repurchase of
  distributorship ..............................      10,000         90,000                       100,000

Reverse stock split ............................    (620,885)       620,885

Net loss for the year ended January 31, 1996 ...                                (1,384,488)    (1,384,488)
                                                 -----------    -----------    -----------    -----------

Balance, January 31, 1996 ......................       3,120      4,266,355     (5,163,970)      (894,495)

Issued 1,455,000 shares ........................       1,455      1,506,045                     1,507,500

Issued 125,000 shares for services .............         125        324,875                       325,000

Net loss for the year ended January 31, 1997 ...                                (2,172,260)    (2,172,260)
                                                 -----------    -----------    -----------    -----------

Balance, January 31, 1997 ......................       4,700      6,097,275     (7,336,230)    (1,234,255)

                                       See notes to financial statements                               4


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE SIX MONTHS ENDED JULY 31, 2000
                                                   (Unaudited)

                                                                                                          Total
                                                       Common           Paid in        Accumulated      Stockholder
                                                          Stock         Capital          Deficit          Equity
                                                       -----------     -----------     -----------     -----------
Balance, January 31, 1997 .........................   $      4,700    $  6,097,275    $ (7,336,230)   $ (1,234,255)
Issuance of 1,500,000 shares for
  non-recurring compensation ......................          1,500       1,029,750                       1,031,250

Issuance of 167,083 shares ........................            167          80,650                          80,817

Issuance of 955,000 shares for services ...........            955       1,317,545                       1,318,500

Issuance of 43,750 shares for litigation settlement             44          54,644                          54,688

Issuance of 700,000 shares for convertible notes ..            700         566,979                         567,679

Issuance of 452,772 shares for repayment
  of notes payable ................................            452         523,587                         524,039

Issuance of 120,000 shares for repayment
  of notes payable officer/director ...............            120         175,830                         175,950

Net loss for the year ended January 31, 1998 ......                                     (5,074,155)     (5,074,155)
                                                       -----------     -----------     -----------     -----------

Balance, January 31, 1998 .........................          8,638       9,846,260     (12,410,385)     (2,555,487)

Issuance of 2,251,307 shares ......................          2,252       1,299,526                       1,301,778

Issuance of 5,586,150 shares for convertible notes           5,586       3,129,504                       3,135,090

Issuance of 42,704 shares for interest
  on convertible notes ............................             43          26,385                          26,428

Issuance of 1,226,815 shares for services .........          1,227         490,652                         491,879

Issuance of 250,000 shares for repurchase
  of distributorship ..............................            250         124,750                         125,000

Net loss for the year ended January 31, 1999 ......                                     (3,512,124)     (3,512,124)
                                                       -----------     -----------     -----------     -----------

Balance, January 31, 1999 .........................         17,996      14,917,077     (15,922,509)       (987,436)

                                       See notes to financial statements                                         5


                                                 TASTY FRIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                       FOR THE SIX MONTHS ENDED JULY 31, 2000
                                                    (Unaudited)

                                                                                                         Total
                                               Common             Paid-In            Deficit          Stockholders'
                                                Stock             Capital          Accumulation          Deficit
                                             ------------       ------------       ------------       ------------
Balance, January 31, 1999 .............      $     17,996       $ 14,917,077       $(15,922,509)      $   (987,436)

Issuance of 3,789,000 shares ..........             3,789          1,624,291                             1,628,080

Issuance of 250,000 shares for
 litigation settlement ................               250            124,750                               125,000

Issuance of 5,184,405 shares
 for services .........................             6,184          2,799,214                             2,805,398

Issuance of 500,000 shares for
 repurchase of distributorship ........               500            249,500                               250,000

Net loss for the year ended
 January 31, 2000 .....................                                              (5,783,657)        (5,783,657)
                                             ------------       ------------       ------------       ------------

Balance, January 31, 2000 .............            28,719         19,714,832        (21,706,166)        (1,962,615)

Issuance of 2,400,000 shares ..........             2,400          1,134,950                             1,137,350

Issuance of 1,410,000 shares
  for services ........................             1,410            664,539                               665,949

Net loss for six months ...............                                              (1,801,969)        (1,801,969)
                                             ------------       ------------       ------------       ------------

Balance, July 31, 2000 ................      $     32,529       $ 21,514,321       $(23,508,135)      $ (1,961,285)
                                             ============       ============       ============       ============

                                       See notes to financial statements                                         6


                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                     FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                                            (Unaudited)

                                                       Cumulative
                                                          Since           Three Months Ended               Six Months Ended
                                                       Inception         2000             1999            2000            1999
                                                      ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss .......................................   $(23,508,135)   $   (822,061)   $ (2,487,066)   $ (1,801,969)   $ (3,072,088)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization ...............        299,735           2,646          23,264           5,442          46,154
      Common stock issued for services ............      7,297,862         426,249         622,951         665,949         682,951
      Stock purchase discount .....................      1,043,102           7,500         238,000         262,350         414,500
      Common stock issued for litigation settlement        649,689         125,000                                         125,000
      Common stock issued for interest
       on convertible notes .......................      1,129,196            --              --              --              --
      Common stock issued for repurchase
       of distributorships ........................        250,000                         250,000                         250,000
      Accrued interest on notes and convertible
       notes payable ..............................        398,577            --              --              --              --
   Changes in assets and liabilities:
      Other assets ................................         (5,000)                         58,753          (5,000)        123,313
      Unearned revenue ............................        565,000                         (41,000)        120,000         (41,000)
      Accounts payable and accrued expenses .......        737,759          40,233         996,185         (35,818)        796,173
                                                      ------------    ------------    ------------    ------------    ------------
Net cash used by operating activities .............    (11,142,215)       (345,433)       (213,913)       (789,046)       (674,997)
                                                      ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:

   Purchase of furniture and equipment ............        (77,695)           --              --              --            (7,519)
   Loan costs .....................................       (236,856)           --              --
                                                      ------------                                                    ------------
Net cash used  by investing activities ............       (314,551)                                                         (7,519)
                                                      ------------                                                    ------------

Cash flows from financing activities:

   Sale of common stock ...........................      7,780,173         275,000         200,000         875,000         800,000
   Proceed from convertible notes payable .........      2,600,000
   Note payable, current ..........................      1,117,250
   Loan payable, officer ..........................         80,000                                          24,000
                                                      ------------    ------------    ------------    ------------    ------------
Net cash provided by financing activities .........     11,577,423         275,000         200,000         899,000         800,000
                                                      ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash ...................        120,657         (70,433)        (13,913)        109,954         117,484

Cash, beginning balance ...........................                        191,090         197,791          10,703          66,394
                                                      ------------    ------------    ------------    ------------    ------------

Cash, ending balance ..............................   $    120,657    $    120,657    $    183,878    $    120,657    $    183,878
                                                      ============    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest .........................                   $          0    $          0    $          0    $          0
                                                                      ============    ============    ============    ============
Supplemental disclosure of non-cash
 financing activities:
   Issuance of common stock for services ..........   $  7,297,862    $    426,249    $    622,951    $    665,949    $    682,951
                                                      ============    ============    ============    ============    ============
   Issuance of common stock for
    litigation settlement .........................   $    649,689                    $    125,000                    $    125,000
                                                      ------------                    ============                    ============
   Issuance of common stock for repurchase
    of distributorships ...........................   $    475,000                    $    250,000                    $    250,000
                                                      ------------                    ============                    ============
   Issuance of common stock for conversion
    of note payable ...............................   $  2,675,000
                                                      ============
   Accrued interest on notes payable ..............   $    398,577
                                                      ============

                                                See notes to financial statements                                                7

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

                                                Tasty Fries, Inc.



                                                /s/ EDWARD C. KELLY
                                                -------------------------------
                                                    Edward C. Kelly
Date: January 11, 2001                             President and Principal
                                                    Financial Officer