Form 10QSB/A
period 2000-10-31
TASTY FRIES INC
filed 2001-01-12
CIK 791885

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
                                 BALANCE SHEETS

                                     ASSETS

                                                    October 31,     January 31,
                                                       2000            2000
                                                   ------------    ------------
                                                   (Unaudited)

Current assets:
  Cash                                             $     71,631    $     10,703
  Prepaid expenses                                        5,000            --
                                                   ------------    ------------
        Total current assets                             76,631          10,703
                                                   ------------    ------------

Property and equipment, net                              12,435          20,258
                                                   ------------    ------------

                                                   $     89,066    $     30,961
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses            $    828,879    $    773,576
  Shareholder loan payable                            1,050,000         900,000
                                                   ------------    ------------
                                                      1,878,879       1,673,576
                                                   ------------    ------------

Unearned revenue                                        440,000         320,000
                                                   ------------    ------------

Stockholders' deficiency:
  Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 33,179,011
    shares at October 31, 2000 and
    28,719,011 at January 31, 2000                       33,179          28,719
   Additional paid-in capital                        21,768,340      19,714,832
   Deficit accumulated in development stage         (24,031,332)    (21,706,166)
                                                   ------------    ------------
                                                     (2,229,813)     (1,962,615)
                                                   ------------    ------------

                                                   $     89,066    $     30,961
                                                   ============    ============

                        See notes to financial statements

                                      (1)


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                                   (UNAUDITED)

                                     Cumulative          Three Months Ended             Nine Months Ended
                                       Since       ----------------------------    ----------------------------
                                     Inception         2000            1999           2000             1999
                                   ------------    ------------    ------------    ------------    ------------
Revenues                           $       --      $       --      $       --      $       --      $       --
                                   ------------    ------------    ------------    ------------    ------------

Costs and expenses:
  Research, machine and
    product development               2,966,136          45,271          73,171         291,801         125,537
  Selling, general and
    administrative                   19,239,120         429,551         935,651       1,903,090       3,946,421
                                   ------------    ------------    ------------    ------------    ------------
                                     22,205,256         474,822       1,008,822       2,194,891       4,071,958
                                   ------------    ------------    ------------    ------------    ------------

Net loss before other
  income (expense)                  (22,205,256)       (474,822)     (1,008,822)     (2,194,891)     (4,071,958)
                                   ------------    ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                        21,273
  Forfeited distributor deposits         15,000
  Interest expense                   (1,862,349)        (48,375)           --          (130,275)         (8,952)
                                   ------------    ------------    ------------    ------------    ------------
                                     (1,826,076)        (48,375)           --          (130,275)         (8,952)
                                   ------------    ------------    ------------    ------------    ------------

Net loss                           $(24,031,332)   $   (523,197)   $ (1,008,822)   $ (2,325,166)   $ (4,080,910)
                                   ============    ============    ============    ============    ============

Net loss per share of
  common stock                                     $      (0.02)   $      (0.05)   $      (0.08)   $      (0.20)
                                                   ============    ============    ============    ============

Weighted average shares
  outstanding                                        30,981,091      21,386,880      30,592,423      20,626,641
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

                                    See notes to financial statements

                                                   (4)


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE PERIOD ENDED OCTOBER 31, 2000

                                                                                                        Total
                                                          Common       Paid in      Accumulated      Stockholder
                                                          Stock        Capital        Deficit          Equity
                                                      ------------   ------------   ------------    ------------
Balance, January 31, 1997                             $      4,700   $  6,097,275   $ (7,336,230)   $ (1,234,255)

Issuance of 1,500,000 shares for
  non-recurring compensation                                 1,500      1,029,750                      1,031,250

Issuance of 167,083 shares                                     167         80,650                         80,817

Issuance of 955,000 shares for services                        955      1,317,545                      1,318,500

Issuance of 43,750 shares for litigation settlement             44         54,644                         54,688

Issuance of 700,000 shares for convertible notes               700        566,979                        567,679

Issuance of 452,772 shares for repayment
  of notes payable                                             452        523,587                        524,039

Issuance of 120,000 shares for repayment
  of notes payable officer/director                            120        175,830                        175,950

Net loss for the year ended January 31, 1998                  --             --       (5,074,155)     (5,024,155)
                                                      ------------   ------------   ------------    ------------

Balance, January 31, 1998                                    8,638      9,846,260    (12,410,385)     (2,555,487)

Issuance of 2,251,307 shares                                 2,252      1,299,526                      1,301,778

Issuance of 5,586,150 shares for convertible notes           5,586      3,129,504                      3,135,090

Issuance of 42,704 shares for interest
  on convertible notes                                          43         26,385                         26,428

Issuance of 1,226,815 shares for services                    1,227        490,652                        491,879

Issuance of 250,000 shares for repurchase
  of distributorship                                           250        124,750                        125,000

Net loss for the year ended January 31, 1999                  --             --       (3,512,124)     (3,512,124)
                                                      ------------   ------------   ------------    ------------

Balance, January 31, 1999                                   17,996     14,917,077    (15,922,509)       (987,436)

                                        See notes to financial statements

                                                       (5)

                                         TASTY FRIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD ENDED OCTOBER 31, 2000


                                                                                          Total
                                           Common         Paid-In        Deficit      Stockholders'
                                           Stock          Capital     Accumulation       Deficit
                                        ------------   ------------   ------------    ------------
Balance, January 31, 1999               $     17,996   $ 14,917,077   $(15,922,509)   $   (987,436)

Issuance of 3,789,000 shares                   3,789      1,624,291                      1,628,080

Issuance of 250,000 shares for
  litigation settlement                          250        124,750                        125,000

Issuance of 6,184,405 shares
  for services                                 6,184      2,799,214                      2,805,398

Issuance of 500,000 shares for
  repurchase of distributorship                  500        249,500                        250,000

Net loss for the year ended
  January 31, 2000                              --             --       (5,783,657)     (5,783,657)
                                        ------------   ------------   ------------    ------------

Balance, January 31, 2000                     28,719     19,717,832    (21,706,166)     (1,962,615)

Issuance of 2,400,000 shares                   2,400      1,134,950                      1,137,350

Issuance of 2,060,000 shares
  for services                                 2,060        918,558                        920,618

Net loss for nine months                        --             --       (2,325,166)     (2,325,166)
                                        ------------   ------------   ------------    ------------

Balance, October 31, 2000 (unaudited)   $     33,179   $ 21,768,340   $(24,031,332)   $ (2,229,813)
                                        ============   ============   ============    ============

                                 See notes to financial statements

                                                (6)


                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                                   FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                                            (UNAUDITED)

                                                       Cumulative          Three Months Ended               Nine Months Ended
                                                         Since        ----------------------------    ----------------------------
                                                       Inception          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                           $(24,031,332)   $   (523,197)   $ (1,008,822)   $ (2,325,166)   $ (4,080,910)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                        302,116           2,381          22,418           7,823          68,572
      Common stock issued for services                   7,528,530         230,669         755,576         896,618       1,438,527
      Stock purchase discount                            1,043,102                          (1,600)        262,350         412,900
      Common stock issued for litigation settlement        649,689                                                         125,000
      Common stock issued for interest
        on convertible notes                             1,129,196
      Common stock issued for repurchase
        of distributorships                                250,000                                                         250,000
      Accrued interest on notes and convertible
        notes payable                                      398,577
   Changes in assets and liabilities:
     Other assets                                           (5,000)                                         (5,000)        123,313
     Unearned revenue                                      565,000                                         120,000         (41,000)
     Accounts payable and accrued expenses                 828,879          91,121          88,085          55,303         884,258
                                                      ------------    ------------    ------------    ------------    ------------
Net cash used by operating activities                  (11,341,241)       (199,026)       (144,343)       (988,072)       (819,340)
                                                      ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of furniture and equipment                      (77,695)                                                         (7,519)
  Loan costs                                              (236,856)                                                           --
                                                      ------------                                                    ------------
Net cash used by investing activities                     (314,551)                                                         (7,519)
                                                      ------------                                                    ------------

Cash flows from financing activities:
  Sale of common stock                                   7,780,173                          50,000         875,000         850,000
  Proceed from convertible notes payable                 2,600,000
  Note payable, current                                  1,267,250         150,000                         150,000
  Loan payable, officer                                     80,000            --            10,567          24,000          10,567
                                                      ------------    ------------    ------------    ------------    ------------
Net cash provided by financing activities               11,727,423         150,000          60,567       1,049,000         860,567
                                                      ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash                             71,631         (49,026)        (83,776)         60,928          33,708

Cash, beginning balance                                       --           120,657         183,878          10,703          66,394
                                                      ------------    ------------    ------------    ------------    ------------

Cash, ending balance                                  $     71,631    $     71,631    $    100,102    $     71,631    $    100,102
                                                      ============    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $          0    $          0    $          0    $          0    $          0
                                                      ============    ============    ============    ============    ============
Supplemental disclosure of non-cash
 financing activities:
   Issuance of common stock for services              $  7,528,530    $    230,669    $    755,576    $    896,618    $  1,438,527
                                                      ============    ============    ============    ============    ============
   Issuance of common stock for
     litigation settlement                            $    649,689                                                    $    125,000
                                                      ============                                                    ============
   Issuance of common stock for repurchase
     of distributorships                              $    475,000                                                    $    250,000
                                                      ============                                                    ============
   Issuance of common stock for conversion
     of note payable                                  $  2,675,000
                                                      ============
   Accrued interest on notes payable                  $    398,577
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

                                     Tasty Fries, Inc.

                                      /s/ EDWARD C. KELLY
                                     --------------------------------
                                     Edward C. Kelly
Date: January 11, 2001               President and Principal Financial Officer