Form 10KSB/A
period 2000-01-31
TASTY FRIES INC
filed 2001-01-19
CIK 791885

================================================================================

                                  FORM 10-KSB/A
                                 Amendment No. 5

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

Results of Operations, Fiscal Years ending January 31, 1999 & 2000
------------------------------------------------------------------

     The Company had no revenues for the fiscal years ended January 31, 1999 and 2000. From fiscal 1998 to 1999, travel and entertainment expenses decreased approximately 9% from approximately $57,656 in 1998 to approximately $52,434 in 1999 primarily due to moderate decrease in business related travel. Consulting expenses increased from approximately $172,600 in fiscal 1998 to $1,765,125 in fiscal 1999. The increase in consulting expenses was primarily due to the Company's increased dependence on consultants to provide financial, business and marketing expertise. Payroll and payroll taxes decreased approximately 31% from approximately $573,814 in fiscal 1998 to approximately $395,700 in fiscal 1999. The decrease payroll and payroll tax expense resulted primarily from the release of personnel in 1999. Legal fees increased approximately 220% from approximately $200,750 in fiscal 1998 to approximately $641,575 in fiscal 1999 due to the defense of various lawsuits and additional filings with SEC in association with registration statement. Management believes, although it cannot be assured, that it has made significant inroads in stabilizing its operating and overhead costs and should be able to move forward with its business plan as discussed herein.

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

TASTY FRIES, INC.                           /s/ EDWARD C. KELLY
Date:  January 18, 2001               By: -----------------------
                                                Edward C. Kelly
                                                President and Principal
                                                Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ EDWARD C. KELLY                       January 18, 2001
-------------------------------
Edward C. Kelly, Chairman, CEO
President, Treasurer & Director

/s/ LEONARD J. KLARICH                    January 18, 2001
-------------------------------
Leonard J. Klarich, Vice President,
Secretary & Director

/s/ JURGEN A. WOLF                        January 18, 2001
-------------------------------
Jurgen A. Wolf, Director

/s/ IAN D. LAMBERT                        January 18, 2001
-------------------------------
Ian D. Lambert, Director

/s/ KURT N. ZIEMER                        January 18, 2001
-------------------------------
Kurt N. Ziemer, Director

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


                                                 TASTY FRIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                        AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000

                                       Cumulative
                                         Since
                                       Inception           2000            1999          1998
                                      ------------    ------------    ------------    ------------


Revenues                              $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------

Costs and expenses:
  Research, machine and
    product development                  2,674,335         144,403         585,417         533,458
  Selling, general and
    administrative                      17,336,031       5,585,704       1,942,182       3,922,485
                                      ------------    ------------    ------------    ------------
                                        20,010,366       5,730,107       2,527,599       4,455,943
                                      ------------    ------------    ------------    ------------

Net loss before other
  income (expense)                     (20,010,366)     (5,730,107)     (2,527,599)     (4,455,943)
                                      ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                           21,274                           1,354          10,892
  Forfeited distributor deposits            15,000
  Interest expense                      (1,732,074)        (53,550)       (985,879)       (629,104)
                                      ------------    ------------    ------------    ------------
                                        (1,695,800)        (53,550)       (984,525)       (618,212)
                                      ------------    ------------    ------------    ------------

Net loss                              $(21,706,166)   $ (5,783,657)   $ (3,512,124)   $ (5,074,155)
                                      ============    ============    ============    ============

Net loss per share of common stock                           $(.27)          $(.28)          $(.83)
                                                             =====           =====           =====

Weighted average shares outstanding                     21,341,885      12,518,419       6,128,198
                                                      ============    ============    ============


                                       See accompanying notes to financial statements                                             5



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

                                                                                                                Total
                                                              Common          Paid in       Accumulated       Stockholder
                                                               Stock          Capital          Deficit          Equity
                                                             ----------      -----------     ------------     -----------

Balance forward, January 31, 1999                            $   17,996      $14,917,077     $(15,922,509)   $   (987,436)
  (As restated)  (Note 19)

Issuance of 3,789,000 shares                                      3,789        1,624,291                        1,628,080

Issuance of 250,000 shares for litigation settlement                250          124,750                          125,000

Issuance of 6,184,405 shares for service                          6,184        2,799,214                        2,805,398

Issuance of 500,000 shares for repurchase
  of distributorship                                                500          249,500                          250,000

Net loss for the year ended January 31, 2000                                                   (5,783,657)     (5,783,657)
                                                             ----------      -----------    -------------     -----------

Balance, January 31, 2000                                        28,719       19,714,832      (21,706,166)     (1,962,615)
                                                             ----------      -----------    -------------     -----------



                                See accompanying notes to financial statements                                          9




                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                             AND FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2000


                                                    Cumulative
                                                      Since
                                                    Inception        2000        1999         1998
                                                  ------------   -----------  -----------  -----------

Cash flows from operating activities:
  Net loss                                        $(21,706,166)  $(5,783,657) $(3,512,124) $(5,074,155)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                    294,293       141,869       90,756       37,596
      Common stock issued for services               6,631,913     2,805,398      491,879    2,377,911
      Common stock issued for litigation
        settlement                                     649,689       125,000                    54,689
      Stock purchase discount                          780,752       471,907      281,778       27,067
      Common stock issued for interest
        on convertible notes                         1,129,196                    959,196      170,000
      Common stock issued for repurchase
        of distributorships                            250,000       250,000
      Accrued interest on notes and
        convertible notes payable                      398,577                                 398,577
  Changes in assets and liabilities:
    Other assets                                                     123,313     (123,313)       9,027
    Accounts payable and accrued expenses              773,577      (297,175)     437,709     (249,035)
    Unearned revenue                                   445,000        59,000       10,000
                                                  ------------   -----------  -----------  -----------
Net cash used by operating activities              (10,353,169)   (2,104,345)  (1,364,119)  (2,248,323)
                                                  ------------   -----------  -----------  -----------
Cash flows from investing activities:
   Purchase of furniture and office equipment          (77,695)       (7,519)                  (22,827)
   Loan costs                                         (236,856)                               (236,856)
                                                  ------------   -----------               -----------
Net cash used by investing activities                 (314,551)       (7,519)                 (259,683)
                                                  ------------   -----------               -----------
Cash flows from financing activities:
   Proceeds from convertible notes payable           2,600,000                               2,600,000
   Issuance of common stock                          6,905,173     1,156,173    1,020,000       53,750
   Loan receivable, officers                                                       30,377       69,623
   Note payable, current                             1,117,250       900,000                   133,250
   Officer/director note                                56,000                                  30,000
                                                  ------------   -----------  -----------  -----------

Net cash provided by financing activities           10,678,423     2,056,173    1,050,377    2,886,623
                                                  ------------   -----------  -----------  -----------

Net increase (decrease) in cash                         10,703       (55,691)    (313,742)     378,617
Cash, beginning balance                                               66,394      380,136        1,519
                                                  ------------   -----------  -----------  -----------

Cash, ending balance                              $     10,703   $    10,703  $    66,394  $   380,136
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
                                                  ============   ===========               ===========

Supplemental disclosures of non-cash
  financing activities:
   Issuance of common stock for services          $  6,631,913   $ 2,805,398  $   491,879  $ 2,299,411
                                                  ============   ===========  ===========  ===========

   Issuance of common stock for
    conversion of note payable                    $  2,675,000                $ 2,202,321  $   397,679
                                                  ============                ===========  ===========
   Issuance of common stock for
    repurchase of distributorship                 $    475,000   $   250,000  $   125,000
                                                  ============   ===========  ===========
   Issuance of common stock for
    litigation settlement                         $    649,689   $   125,000               $    54,689
                                                  ============   ===========               ===========
   Accrued interest on notes payable              $    398,577                             $   398,577
                                                  ============                             ===========


                                       See accompanying notes to financial statements                                            10


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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998




Note 12   Incentive stock option plan (continued):

          Transactions in the Plan since inception are as follows:


                                                                                           Weighted Average
                                                                        Exercise Price      Exercise Price
                                              Granted      Vested         Per Vested          Per Vested
                                              Shares       Shares        Common Stock        Common Share
                                            ----------   -----------    ---------------    ----------------
          Balance, January 31, 1996                  0            0

          Activity during the year
           ended January 31, 1997               12,926       12,926             $2.45            $2.45
                                            ----------   ----------

          Balance, January 31, 1997,
            1998                                12,926       12,926                              $2.45

          Activity during the year
           ended January 31, 1999            1,000,000    1,000,000              $.50             $.50
                                            ----------   ----------
          Balance, January 31, 1999          1,012,926    1,012,926                              $1.48

          Activity during the year
           ended January 31, 2000            1,750,000    1,750,000     $.45 to $8.20            $1.70
                                            ----------   ----------

          Balance, January 31, 2000          2,762,926    2,762,926                              $1.55
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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY 31, 2000, 1999 AND 1998




Note 12   Incentive stock option plan (continued):


                                                     2000             1999             1998
                                                     ----             ----             ----
          Net income:
              As reported                       $(5,783,657)      $(3,512,124)     $(5,074,155)
              Pro forma                          (6,212,351)       (3,727,124)      (5,074,155)
          Net loss per common share:
              As reported                              (.27)             (.28)            (.83)
              Pro forms                                (.29)             (.30)            (.83)

          Significant assumptions used to calculate the above fair value of the awards are as follows:

          Risk free interest rates of return            6.00%             6.00%            5.00%
          Expected option life                     84 months         84 months        60 months
          Volatility                                      50%               50%              20%
          Expected dividends                              $0                $0               $0

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
