Form 10QSB/A
period 2000-04-30
TASTY FRIES INC
filed 2001-01-19
CIK 791885

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A

                                   ----------


                                 AMENDMENT NO. 4


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

================================================================================

                                   FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               April 30,            January 31,
                                                 2000                2000
                                              ------------         ------------
                                              (Unaudited)
Current assets:
   Cash                                       $    191,090         $     10,703
   Prepaid expenses                                  5,000                   --
                                              ------------         ------------
         Total current assets                      196,090               10,703
                                              ------------         ------------
Property and equipment, net                         17,463               20,258
                                              ------------         ------------
                                              $    213,553         $     30,961
                                              ============         ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses      $    697,526         $    773,576
   Shareholder loan payable                        924,000              900,000
                                              ------------         ------------
         Total current liabilities               1,621,526            1,673,576
                                              ------------         ------------
Unearned revenue                                   440,000              320,000
                                              ------------         ------------
Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 30,004,011
    shares at April 30, 2000 and
    27,719,011 at January 31, 2000                  31,004               28,719
   Additional paid-in capital                   20,807,097           19,174,832
   Deficit accumulated in development stage    (22,686,074)         (21,706,166)
                                              ------------         ------------
                                                (1,847,973)          (1,962,615)
                                              ------------         ------------
                                              $    213,553         $     30,961
                                              ============         ============

                       See notes to financial statements                       1



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

                                                                                                                    Total
                                                              Common          Paid  in           Accumulated      Stockholder
                                                               Stock          Capital              Deficit          Equity
                                                           ------------     ------------         ------------     -----------
Balance, January 31, 1997                                  $      4,700     $  6,097,275          $(7,336,230)    $(1,234,255)
Issuance of 1,500,000 shares for
  non-recurring compensation                                      1,500        1,029,750                            1,031,250
Issuance of 167,083 shares                                          167           80,650                               80,817
Issuance of 955,000 shares for services                             955        1,317,545                            1,318,500
Issuance of 43,750 shares for litigation settlement                  44           54,644                               54,688
Issuance of 700,000 shares for convertible notes                    700          566,979                              567,679
Issuance of 452,772 shares for repayment
  of notes payable                                                  452          523,587                              524,039
Issuance of 120,000 shares for repayment
  of notes payable officer/director                                 120          175,830                              175,950
Net loss for the year ended January 31, 1998                                                       (5,074,155)     (5,074,155)
                                                           ------------     ------------         ------------     -----------
Balance, January 31, 1998                                         8,638        9,846,260          (12,410,385)     (2,555,487)
Issuance of 2,251,307 shares                                      2,252        1,299,526                            1,301,778
Issuance of 5,586,150 shares for convertible notes                5,586        3,129,504                            3,135,090
Issuance of 42,704 shares for interest
  on convertible notes                                               43           26,385                               26,428
Issuance of 1,226,815 shares for services                         1,227          490,652                              491,879
Issuance of 250,000 shares for repurchase
  of distributorship                                                250          124,750                              125,000
Net loss for the year ended January 31, 1999                                                       (3,512,124)     (3,512,124)
                                                           ------------     ------------         ------------     -----------
Balance, January 31, 1999                                        17,996       14,917,077          (15,922,509)       (987,436)


                        See notes to financial statements                      5


                                                      TASTY FRIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE PERIOD OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2000

                                                                                                                Total
                                                              Common          Paid  in       Accumulated      Stockholder
                                                               Stock           Capital         Deficit          Equity
                                                            -----------      -----------     -------------   ------------
Balance, January 31, 1999                                   $    17,996      $14,917,077     $(15,922,509)   $   (987,436)
Issuance of 3,789,000 shares                                      3,789        1,624,291                        1,628,080
Issuance of 250,000 shares for litigation settlement                250          124,750                          125,000
Issuance of 6,184,405 shares for service                          6,184        2,799,214                        2,805,398
Issuance of 500,000 shares for repurchase
  of distributorship                                                500          249,500                          250,000
Net loss for the year ended January 31, 2000                                                   (5,783,657)     (5,783,657)
                                                            -----------      -----------     -------------   ------------
Balance, January 31, 2000                                        28,719       19,714,832      (21,706,166)     (1,962,615)
Issuance of 1,775,000 shares                                      1,775          853,075                          854,850
Issuance of 510,000 shares
 for services                                                       510          239,190                          239,700
Net loss for three months                                                                        (979,908)       (979,908)
                                                            -----------      -----------     -------------   ------------
Balance, April 30, 2000                                     $    30,004      $20,807,097     $(22,686,074)    $(1,847,973)
                                                            ===========      ===========     =============    ============



                        See notes to financial statements                      6


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

                                     Tasty Fries, Inc.


                                      /s/ EDWARD C. KELLY
                                     -----------------------------------------
                                     Edward C. Kelly
Date:  January 18, 2001              President and Principal Financial Officer