Form 10QSB/A
period 2000-07-31
TASTY FRIES INC
filed 2001-01-19
CIK 791885

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      July 31,       January 31,
                                                       2000            2000
                                                   ------------    ------------
                                                    (Unaudited)
Current assets:
   Cash ........................................   $    120,657    $     10,703
   Prepaid expenses ............................          5,000
                                                   ------------    ------------
         Total current assets ..................        125,657          10,703
                                                   ------------    ------------
Property and equipment, net ....................         14,816          20,258
                                                   ------------    ------------

                                                   $    140,473    $     30,961
                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses .......   $    737,758    $    773,576
   Shareholder loan payable ....................        924,000         900,000
                                                   ------------    ------------
                                                      1,661,758       1,673,576
                                                   ------------    ------------

Unearned revenue ...............................        440,000         320,000
                                                   ------------    ------------

Stockholders' deficiency:
   Common stock, $.001 par value;
    authorized 50,000,000 shares;
    issued and outstanding 31,529,011
    shares at July 31, 2000 and
    27,719,011 at January 31, 2000 .............         32,529          28,719
   Additional paid-in capital ..................     21,514,321      19,714,832
   Deficit accumulated in development stage ....    (23,508,135)    (21,706,166)
                                                   ------------    ------------
                                                     (1,961,285)     (1,962,615)
                                                   ------------    ------------

                                                   $    140,473    $     30,961
                                                   ============    ============


                        See notes to financial statements                     1


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                                   (Unaudited)

                                     Cumulative
                                        Since            Three Months Ended               Six Months Ended
                                      Inception         2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------    ------------

Revenues                                            $               $               $               $
                                                    ------------    ------------    ------------    ------------
Costs and expenses:
  Research, machine and
   product development .........    $  2,920,865          76,579          45,935         246,530          52,366
  Selling, general and
   administrative ..............      18,854,168         704,082       2,432,179       1,473,539       3,010,770
                                    ------------    ------------    ------------    ------------    ------------
                                      21,775,033         780,661       2,478,114       1,720,069       3,063,136
                                    ------------    ------------    ------------    ------------    ------------

Net loss before other
 income (expense) ...............    (21,775,033)       (780,661)     (2,478,114)     (1,720,069)     (3,063,136)
                                    ------------    ------------    ------------    ------------    ------------

Other income (expense):
   Interest income ..............         21,274
   Forfeited distributor deposits         15,000
   Interest expense .............     (1,769,376)        (41,400)         (8,952)        (81,900)         (8,952)
                                    ------------    ------------    ------------    ------------    ------------
                                      (1,733,102)        (41,400)         (8,952)        (81,900)         (8,952)
                                    ------------    ------------    ------------    ------------    ------------

Net loss ........................   $(23,508,135)   $   (822,061)   $ (2,487,066)   $ (1,801,969)   $ (3,072,088)
                                    ============    ============    ============    ============    ============
Net loss per share of
 common stock ...................                   $      (0.03)   $      (0.13)   $       (.06)   $      (0.16)
                                                    ============    ============    ============    ============
Weighted average shares
 outstanding ....................                     29,496,261      19,681,421      29,219,709      19,462,404
                                                    ============    ============    ============    ============

                                       See notes to financial statements                                       2


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

                                                Tasty Fries, Inc.



                                                /s/ EDWARD C. KELLY
                                                -------------------------------
                                                    Edward C. Kelly
Date: January 18, 2001                              President and Principal
                                                    Financial Officer