Form 10KSB/A
period 2001-01-31
TASTY FRIES INC
filed 2001-04-30
CIK 791885

FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                         Commission File No. 33-4460-NY

                     --------------------------------------

              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                        65-0259052
   -----------------------------                -------------------------------
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

The aggregate market value of the common voting stock held by non-affiliates as of April 20, 2001: Not Determinable.

Shares outstanding of the registrant's common stock as of April 20, 2001:
40,903,902 shares.

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

     On December 16, 1996, a majority of the issued and outstanding voting securities of the Company, by written consent, approved a 1 for 20 reverse split of the Company's common stock and authorized an amendment to the Company's Articles of Incorporation to change its authorized common shares to 25,000,000 shares of common stock and its par value to $.001 per share. The Amendment was filed with the Nevada Secretary of State on December 18, 1996 and the reverse stock split was effective on December 23, 1996. Thereafter, the Company has changed its authorized common shares to 100,000,000.


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

     The Company's basic business strategy is to market the machines and the ancillary products that are required to prepare each serving of French fries. These ancillary products include the potato product, vegetable cooking oil, serving cups and condiments. The Company's long-term profitability and success will be driven primarily by the revenue and accompanying profit to the Company associated with each and every vended portion sold from its installed base of Machines.

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

     As one element of the process undertaken by Premier, an engineering review of the machine was to be performed. Mr. Harry Schmidt, president of Premier, retained the services of Mr. Edward C. Kelly to perform said evaluation. In February 1993, Mr. Kelly submitted the findings of his evaluation. Mr. Kelly's study found the device failing to perform as anticipated and his review identified significant and numerous mechanical and design problems. Mr. Kelly and Premier's recommendation to prior management was that the existing machine should be abandoned completely. Prior management, none of whom are presently connected with the Company, believed they had developed a viable production model French fry vending machine. They decided to abandon the original device. The Company retained Premier Design to design and develop a machine based on new and different technology. Kelly and Premier began the process of designing a new machine in March 1993.



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

     The Company's 50% share of the development costs were later determined to be $650,000 (not including the $350,000 paid by the Company for the 10 prototype machines). Premiere accepted 700,000 shares of Tasty Fries common stock in full payment of the obligation to them. Premiere will also receive $250 per machine manufactured by the third party.

     In the spring of 1996, the Company and Premier agreed that Premier would be unable to manufacture the Machines under the terms of the Premier Amendment. On June 17, 1996, the Company announced its intention to award the manufacturing contract for the Machine to S&H Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party, and subsequently entered into a non-exclusive manufacturing agreement with S&H for such purpose. S&H is a contract-manufacturer, which specializes in the assembly and testing of electro-mechanical assemblies and equipment. Subsequently the contract was cancelled. In January 2000, the Company opened an assembly facility in Portsmouth, New Hampshire and hired sub-contractors to produce the first twenty-five units.

PRE-PRODUCTION TOOLING

     The pre-production tooling stage for the machine is a critical element of the process of getting the machine into commercial production. The Tasty Fries device is comprised of approximately 3,100 individual parts. A portion of these parts are basic, "off-the-shelf" manufacturing components such as hardware, lighting and electrical components. However, approximately 75% of the components are customized parts that require a subcontract supplier to manufacture specifically for Tasty Fries. Because of the costs associated with manufacturing these custom-designed parts, the most critical components have been designed to be tooled, molded or cast by the various suppliers. While very costly and time-consuming in the front-end of a project, the tooling of various component parts will: (a) ensure the consistency and quality of the machine's critical parts and (b) greatly reduce the unit costs of both the individual parts and the overall machine, as production volume increases. As with the overall business plan, the tooling process itself has been delayed over the past 12-18 months due to the lack of capital available to complete the process.

     The pre-production tooling stage is complete. The Company is considering, but has not made a determination to produce a tabletop model of the machine. Modifying the existing machine for tabletop use and ordering tooling would cost approximately $200,000 to $300,000. Customized parts will be marketed to operators of the machine, be they owners or leasees. No third parties will have any interest in the sale of the parts. The Company is unable to estimate when sale of the parts might commence but when they do, revenues are not expected to be significant.

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

     The Machine requires a 220-volt electrical connection (although the Company plans for the production models of the machine to require a 110-volt connection) and is equipped with modern computer technology using microprocessors and sensors. If the machine operator desires, the Machine can communicate with a central database, via modem, to make available immediate information on product levels, service issues or currency levels. The machine's cash management program enables it to monitor the cash position at any time and the amount of vends, which allows for spontaneous and immediate cash reporting to the vending operator.

     The Machine has been designed to be repaired on-site without the necessity of being returned to the manufacturer. It is anticipated that ongoing maintenance will be limited, and the majority of an operator's labor expenditures will involve the replenishment of products into the Machines. At such time, oil and water will be replaced, additional cups and condiments will be restocked. Water will also be changed at such time unless the Machine is directly attached to a plumbing supply, which is not necessary for the Machine's operation. The frequency with which the Machine must be restocked depends completely upon the number of vends dispensed daily.

     The Machine has received Underwriter's Laboratory ("UL") approval for the United States and Canada. The Company is committed to placing in the market, a reliable vending machine which will dispense our French fry product. We plan for improvements to the machine at costs which are not material. These improvements to the machine will require re-certification by UL, which may cause delay in installation of the improved machine. The machine also received certification from the National Automatic Merchandising Association ("NAMA") and from the Federal Communications Commission ("FCC").

THE POTATO PRODUCT

     The Company's proprietary Potato Product for use in the Machine was developed jointly by Tasty Fries, Inc. and Nestle Netherlands BV. Management estimates that the cost to establish its own manufacturing line to produce the Potato Product is significant. Due to the considerable costs involved and the current availability of another potato product, the Company does not currently intend to establish a manufacturing line for the production of its own product. SEE "AVAILABILITY OF RAW MATERIALS."

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

The Company has sold or granted an aggregate of 15 territorial distributorships. In the course of normal business, some of these distributorships have been reacquired by the Company and others have been terminated due to default on behalf of the distributor. There are currently 3 distributorships, which have not been terminated or reacquired. The distributor's obligations to make further payments, after tendering the initial deposit required upon execution of the distributorship agreement, are conditioned on the ability to ship its Machines and related products. Management believes that once commercial production of Machines is commenced and distributors notified and required to place orders for Machines, some of such distributors may be financially unable to do so or may simply elect not to purchase Machines and effectuate their respective agreement.

     The Company has retained the services of Claridge Capital Corporation to assist with the Marketing and Sales of the Machine. Claridge has been instrumental in developing and maintaining the Company's web site
(www.tastyfries.com) and introducing the Company to the marketplace. A definitive contract with Claridge has not yet been finalized.

CALIFORNIA FOOD & VENDING, INC.

     In May 1991, the Company entered into a joint venture agreement with California Food & Vending ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The companies planned to work together in the manufacturing and marketing of a French fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000 which has been paid; issue 250,000 shares of our common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 per machine indefinitely thereafter and $.25 for each pound of potato product sold by Tasty Fries.

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

COMPETITION

     The technology in Tasty Fries' machine has been awarded U.S. patent #5,537,916 issued June 23, 1996. Other attempts to bring a French fry vending machine to market have not utilized the Company's patented technology. Tasty Fries process of using dehydrated potato distinguishes it from the competition. Most attempts use either a frozen or pre-cooked potato and are heated by microwave or convection oven. Tasty Fries' patented process is unique and management believes produces the best tasting product. The Company faces competition from other suppliers of French fries, including fast food outlets. The Company is aware of other companies, which have test marketed French fry vending machines or are in the process of developing such machines. Certain of the companies may be viewed as competitors or may become competitors in the future.

     Management believes, although no assurances are given, that due to current demand for French fried potatoes, that there may be additional competition in the future in the area of French fry vending.

AVAILABILITY OF RAW MATERIALS

     The raw materials or inputs used by the machine in the production of each serving of fries are: potato product, cooking oil, water, serving cups and condiments. Management believes that the oil, condiments and serving cups used in the dispensing of French fries are readily available from its current suppliers. In the event that one or more of these materials were to be unavailable from a current supplier, the Company is confident that comparable substitute products would be available from other suppliers. We presently purchase potato product from Nestle Netherlands BV and have entered into a contract with them for the purchase of the product. At such time in the future as may be warranted by the success of our business, we may elect to enter into the production of our own proprietary potato. SEE "POTATO PRODUCT."

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

GOVERNMENTAL APPROVALS AND REGULATIONS

     The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine's design complies with National Sanitation Foundation ("NSF") guidelines as well as Underwriter's Laboratory ("UL") standards. The Machine has received UL approval and will receive NSF approval prior to sale and installation. The Company has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. In this regard, management has begun the process of obtaining UL certification. The Company is also seeking certification from the National Automatic Merchandising Association ("NAMA"). Management has been advised that all certifications and approvals should be applied for upon commercial production and would not issue until such time. Management believes, although no assurance is given, that the required approvals from various regulatory agencies are obtainable and are not currently aware of anything that will delay the necessary approvals.

     Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture and operation of the machine.

RESEARCH AND DEVELOPMENT COSTS

     For the fiscal years ended January 31, 2001 and 2000, the Company incurred $1,094,067 and $144,403, respectively, in costs and expenses relating to the research and development of its machine.

     The Company could incur additional research and development costs over the next year should a counter top model of our French fry vending machine be introduced. No decision has been made regarding introduction of such a model. Projected costs to design and develop this model should not exceed $300,000 as much of the technology can be transferred from the standard vending machine.

PERSONNEL

     As of January 31, 2001, the Company had a total of three full-time employees. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations to support such additional expense. If hired, such additional employees may include a director of marketing, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months.

ITEM 2. PROPERTIES.

     The Company owns no properties. Since June 1994, it has leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. The Company's current lease commitments total approximately $2,085 per month until May 31, 2001. At the present time, management believes that this office space is sufficient; however, the Company may require additional space during the next 12 months. The Company also rents 2,500 square feet of space in an industrial park in Portsmouth, NH on a month to month lease at $850 per month.

ITEM 3. LEGAL PROCEEDINGS.

     On August 28, 1996, the Company, Edward C. Kelly and Premier Design, Ltd. were added as defendants to a civil law suit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the French fry machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The Federal Court reversed the dismissal on appeal and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The claims against Edward C. Kelly and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserts that the Company has usurped its trade secrets by developing a French fry vending machine, which utilizes the Basic American Food potato product. The Company denies the allegations and is vigorously defending the litigation. It is the opinion of the Company's counsel that Prize Frizes' lawsuit lacks merit and that the Company will prevail.

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

                                            High Bid            Low Bid
                                            --------            -------
        FISCAL 1999
        -----------
        First Quarter                        $ .95               $ .51
        Second Quarter                       $ .85               $ .45
        Third Quarter                        $1.30               $ .38
        Fourth Quarter                       $ .59               $ .32

        FISCAL 2000
        -----------
        First Quarter                        $ .87               $ .25
        Second Quarter                       $ .78               $ .42
        Third Quarter                        $ .84               $ .35
        Fourth Quarter                       $ .73               $ .34

        FISCAL 2001
        -----------
        First Quarter                        $ .73               $ .38
        Second Quarter `                       .54                 .35
        Third Quarter                          .57                 .32
        Fourth Quarter                         .44                 .20

(B)  HOLDERS.

     The approximate number of record holders of the Company's common stock as of April 26, 2001 is 1,214.

(C)  DIVIDENDS.

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     PLAN OF OPERATION

     The Company's basic business model is to market the Machines and the ancillary products that are required to prepare each serving of French fries. These ancillary products include the potato product, vegetable cooking oil and serving cups. The Company's long-term profitability and success will be driven by a significant degree by the revenue and accompanying profit to the Company associated with each and every vended portion sold from its installed base of Machines.

     With that business model in mind, the Company's current plan of operation is to manufacture an initial quantity of 25 Machines. The parts, sub assemblies and service aspects of the machines are being inspected, tested and being made field ready. Effort is being made not to produce prototypes but to incorporate designs into the machine which are needed for mass production. Five machines have been installed. The Company plans to install an additional 20 machines during 2001. This gradual plan of installations should enable the Company to monitor the reliability of the machines and make adjustments to the machines as required. Tasty Fries goal is to build a reputation as the manufacturers of reliable equipment. The Company will own and operate all 25 machines. Tasty Fries intends to place the majority of the machines in locations within 200 miles of the Portsmouth, New Hampshire area.

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

Liquidity and Capital Resources

     Since its inception, the Company has had no revenues from operations and has relied almost exclusively on stockholder loans, limited distribution deposits and sales of securities to raise working capital to fund operations. At January 31, 2001, the Company had approximately $87,000 in cash.

     In June 1997, the Company received $1,000,000 from three non-"U.S. Persons," as defined in Regulation S, in exchange for notes convertible into the Company's common stock. The financing was completed pursuant to Section 903(c)(2) of Regulation S under the Securities Act of 1933. Pursuant to the terms of the financing, the Company issued 1,142,857 shares of common stock to be held in escrow, pending the potential conversion of notes. The notes bear interest at 7% annually and had a maturity date of May 14, 2000. In connection with the financing, the Company also issued 250,000 common stock purchase warrants. In September

1997, the note holders converted an aggregate of $397,679 of principal into 700,000 shares of common stock. In November 1997, the Company issued an additional 380,000 shares of common stock to be held in escrow for potential conversion of notes. As of January 31, 1998, the aggregate outstanding principal balance of the convertible notes was $602,321. The remaining 822,857 shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 444,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999 the Company issued 1,480,280 shares of common stock in satisfaction of the remaining $602,321 of convertible notes.

     In November 1997, in a separate transaction, the Company received $1,600,000 from six non-"U.S. persons," as defined in Regulation S, in exchange for notes convertible into the Company's common stock. The financing was completed pursuant to Section 930(c)(2) of Regulation S under the Securities Act of 1933. Pursuant to the terms of the financing, the Company issued 2,400,000 shares of common stock to be held in escrow, pending the potential conversion of notes. The notes bear interest at 6% annually and had a maturity date of November 5, 2000. In connection with the financing, the Company also issued 720,000 common stock purchase warrants. As of January 31, 1998, the aggregate outstanding principal balance of the convertible note was $1,600,000. The 2,400,000 shares of common stock in escrow were not deemed to be outstanding as of January 31, 1998. In February 1998, an additional 960,000 shares of common stock were issued into escrow pending the conversion of the notes. During the year ended January 31, 1999 the Company issued 4,105,870 shares of common stock in satisfaction of these convertible notes.

     In January 1998, the Company and a private investment corporation, a former investor in the Company from April 1996, terminated the stock purchase agreement that had been the basis for the original investment in 1996, due to lack of performance on the investor's part. SEE "CONSULTANTS & ADVISORS."

     In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and the shares were issued into escrow, pending funding. As of January 31, 2001, the Company has received $1,375,000 of the total $1,500,000 financing and 2,750,000 of the total 3,000,000 shares have been released.

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

     Subsequent to January 31, 2001, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

Results of Operations, Fiscal Years Ended January 31, 2001 & 2000

     We had no revenue for the fiscal years ended January 31, 2001 and 2000. From fiscal 2000 to 2001, travel and entertainment expense increased from $52,434 in 2000 to $89,710 in 2001, due primarily to an increase in air travel. Consulting expenses decreased from $1,765,125 in 2000 to $1,027,684 in 2001. The reduction in consulting expenses was due primarily to reduced dependency on third party consultants to provide financial, business and marketing expertise. Payroll and payroll taxes increased approximately 2% from $395,700 in 2000 to $402,118 in 2001. Legal fees decreased $116,354, from $641,575 in 2000 to
$525,221 in 2001. In 2001, stock purchase discounts in the amount of $993,350 were incurred in connection with approximately $2.2 million dollars of stock issued for cash and repayment of notes payable.

Results of Operations, Fiscal Years Ended January 31, 2000 & 1999

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

Results of Operations, Fiscal Years Ended January 31, 1999 & 1998

     The Company had no revenues for the fiscal years ended January 31, 1998 and 1999. From fiscal 1997 to 1998, travel and entertainment expenses decreased approximately 61% from approximately $147,372 in 1997 to approximately $57,656 in 1998 primarily due to significant decrease in business related travel. Consulting expenses decreased from approximately $1,238,039 in fiscal 1997 to $172,600 in fiscal 1998. The decrease in consulting expenses was primarily due to the Company's reduced dependence on consultants to provide financial, business and marketing expertise. Payroll and payroll taxes decreased approximately 10% from approximately $640,267 in fiscal 1997 to approximately $573,814 in fiscal 1998. The decrease payroll and payroll tax expense resulted primarily from the release of personnel in 1998. Tow employees were released in 1998. One employee found the commute from New York too time consuming and the director of manufacturing was let go when manufacturing was out-sourced. The decrease in personnel has not affected our operations. We believe, although it can not be assured, that we have made significant inroads in stabilizing our operating and overhead costs and should be able to move forward with our business plan ad discussed herein.

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

     The Company has retained the services of Claridge Capital Corporation to assist with the Marketing and Sales of the Machine. Claridge has been instrumental in developing and maintaining the Company's web site
(www.tastyfries.com) and introducing the Company to the marketplace. A definitive contract with Claridge has not yet been finalized.

ITEM 7. FINANCIAL STATEMENTS.

     Audited balance sheets as of January 31, 2001 and 2000, and the related statements of operations, of stockholders' equity deficiency and of cash flows for the years ended January 31, 2001, 2000 and 1999 and for the period from October 18, 1985 (inception) to January 31, 2001 are included after Item 12 herein.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(A)  IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

     The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                        Positions with
         Name               Age            Company
         ----               ---         --------------

     Edward C. Kelly         64         President, Chief Executive Officer,
                                        Treasurer and Chairman of the Board*

     Leonard J. Klarich      66         Vice President, Secretary and Director*

     Jurgen A. Wolf          66         Director*

     Ian D. Lambert          55         Director

     Kurt R. Ziemer          45         Director

----------
* Member of the Executive Committee of the Board of Directors. Mr. Klarich was also appointed Secretary by the Board of Directors on June 3, 1996.

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

     IAN D. LAMBERT - Mr. Lambert was appointed as a director of the Company in July 1995 and was re-elected to the Board in September 1995. He is the President of International Tasty Fries, Inc., a stockholder in the Company and, until November 1996, was President of Yukon Spirit Mines Ltd. (now doing business as Gainey Resources Ltd.). International Tasty Fries and Yukon are affiliated entities. International Tasty Fries has a distributorship agreement with the Company for a number of European countries; Yukon's distribution agreement was reacquired by the Company in April 1998. Mr. Lambert has been involved with the financing and management of numerous resource and industrial based public companies, both in Canada and the U.S., since the early 1980's, and currently is a director of five publicly traded companies of which only the Company is a reporting company. Prior to that time, he was an Information Systems executive with MacMillan Bloedel Ltd. and also a Manager in Systems Consulting for the Vancouver office of Deloitte Haskins & Sells. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

     None.

(D) FAMILY RELATIONSHIPS.

    Louis M. Kelly, Esquire was hired by the company as Operations Manager. Mr. Kelly has served as outside counsel to the Company and has a working knowledge of the business. Mr. Kelly is the son of Edward D. Kelly, President and CEO of the Company.

ITEM 10. EXECUTIVE COMPENSATION

(A) GENERAL

(B) SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATON (1)
                                                                 ----------------------
                                       Fiscal Year
    Name &                                Ended                                               Restricted
    Principal Position                 January 31,                Salary          Bonus        Stock (2)
    ------------------                 -----------                ------          -----       ----------
                                           2001                  $240,000          $0
    Edward C. Kelly                        2000                  $240,000          $0
    President, CEO                         1999                  $267,000          $0         $1,031,250 (4)
    & Chairman (3)

    Leonard J. Klarich                     2001                  $      0          $0
                                           2000                  $      0          $0
                                           1999                  $ 12,400          $0
    Secretary, Director
    & Vice President (6)

    (1) There were no long-term incentive payments made in the year-ended January 31, 2001.

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

    (5) This table does not include: (i) accrued director compensation of approximately $833 per month since September 1995; (ii) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (iii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iv) an option to purchase 50,000 post-split shares of common stock granted by the Board of Directors on October 1, 1996 exercisable for $4.00 per share until October 1, 1999.

(C) OPTIONS/S.A.R. GRANTS TABLE

    OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 2001

    Each of our Director's received a seven year option to purchase 50,000 shares of our common stock at an exercise price of $.45.

(D) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE.

    None.

(E) LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

    None.

(F) COMPENSATON OF DIRECTORS.

    Directors are compensated by payment of an annual fee and grant of stock options. Each director receives an annual fee of $10,000. Each director also receives an option exercisable for seven years to acquire 50,000 shares of Tasty Fries common stock for each year of service commencing June 10, 1994. The exercise price is equal to the closing bid price of our stock on June 9th proceeding each year of service. Exercise prices range from $.45 to $8.20 per share.

(G) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    In July, 2001, the Board of Directors approved the terms of an Employment Agreement for the Company's Chief Executive Officer. The Employment Agreement is for a period of ten years from its date of execution. The Employment Agreement provides for an annual salary, to be increased by 10% each year. In addition, the Chief Executive Officer is granted the right to acquire up to 1,000,000 shares of the Company's restricted Common Stock for each full year of his employment with the Company, commencing with the year beginning June 10, 1994. The acquisition price for such stock shall be the closing price of the stock on June 9 (or the closest business day thereto) of each such full year. He has the right to exercise this option at any time up to seven years from the date his right to acquire stock vests. The agreement also provides for compensation arrangement in the case of temporary disability, death and permanent disability.

(H) REPORT ON REPRICING OF OPTIONS/SARS

    None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

    The following table sets forth, as of April 20, 2001, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

    Name & Address of                        Amount & Nature of        Percent
    Beneficial Owner                        Beneficial Ownership      of Class
    ----------------                        --------------------      --------

    Edward C. Kelly                              1,688,650               5%
    650 Sentry Parkway, Suite One
    Blue Bell, PA  19422  (1)

    Lancaster Investment Corporation             2,750,000               8%
    11 Waterfront Estates, Estates Drive
    Lancaster, PA  19601  (2,3)

    Name & Address of                        Amount & Nature of        Percent
    Beneficial Owner                        Beneficial Ownership      of Class
    ----------------                        --------------------      --------

    L. Eric Whetstone                              539,000                1%
    11 Waterfront Estates, Estates Drive
    Lancaster, PA  19601  (3,4)

    Whetstone Ventures Corporation, Inc.           777,000                2%
    11 Waterfront Estates, Estates Drive
    Lancaster, PA  17602  (3)

    David Rights                                 3,000,000                6%
    1095 Rydal Rd.
    Rydal, PA 19046

    Ahmad Zhobi                                  4,000,000              9.5%
    U.A.E.
----------

(1) Does not include an option for 100,000 shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 21, 2001 @ $.50 per share; options for 300,000 shares expiring ratably between June 10, 2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share. Does not include options granted in Employment Contract. SEE "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS."

(2) Does not include 900,000 additional shares issued to Lancaster Investments pursuant to the terms of the April 1998 financing. These additional shares are being held in escrow pending the complete funding of the transaction and will be released from escrow on a pro-rata basis as the financing is completed. As of January 31, 2001, $1,375,000 of the total $1,500,000 financing has been received and 2,750,000 of the total 3,000,000 shares have been released. SEE "LIQUIDITY AND CAPITAL RESOURCES".

(3) Lancaster Investment Corporation and Whetstone Ventures Corp. are both affiliates of L. Eric Whetstone. In aggregate, the 4,056,000 shares currently owned by these three parties represent 12.7% of the outstanding shares of the Company. SEE "CHANGES IN CONTROL."

(4) Includes 150,000 post-split shares of common stock issued to L. Eric Whetstone in connection with the April 1998 financing from Lancaster Investment Corp.

(B) SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth, as of April 26, 2001, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

    Name & Address of                        Amount & Nature of        Percent
    Beneficial Owner                        Beneficial Ownership      of Class
    ----------------                        --------------------      --------
    Edward C. Kelly                              1,688,650                  5%
    650 Sentry Parkway, Suite One
    Blue Bell, PA  19422  (1)

    Leonard J. Klarich                             120,000                  0
    839 Claybrook Court
    Knoxville, TN  37923  (2)

    Name & Address of                        Amount & Nature of        Percent
    Beneficial Owner                        Beneficial Ownership      of Class
    ----------------                        --------------------      --------
    Jurgen A. Wolf                                 120,000                  0
    1285 West Pender Street
    Vancouver, B.C. Canada  (3)

    Ian D. Lambert                                 271,000                  1%
    c/o International Tasty Fries, Inc.
    595 Howe Street, Suite 602
    Vancouver, B.C.  V6C 2T5  (4)

    Kurt R. Ziemer                                 760,000                  2%
    599 Valley View Drive
    New Holland, PA  17557  (5)

    All Officers and Directors                   2,959,650                  7%
    as a group  (5 persons)

----------
    * less than 1%

(1) Does not include an option for 100,000 shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 21, 2001 @ $.50 per share; options for 300,000 shares expiring ratably between June 10, 2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share. Does not include options granted in Employment Contract. SEE "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS."

(2) Does not include: (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995; (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iii) options for 300,000 shares expiring ratably between June 10, 2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share.

(3) Does not include: (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan and (iii) options for 250,000 shares expiring ratably between June 10,2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share.

(4) 436,952 post-split shares were issued to International Tasty Fries, Inc. in 1995 as consideration for a financing. Mr. Lambert is the President of International Tasty Fries and is a shareholder of that company. Does not include: (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan. options for 250,000 shares expiring ratably between June 10,2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share.

(5) Does not include 680 shares underlying an option exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan and options for 200,000 expiring ratably between June 10, 2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share. Mr. Ziemer's option has been prorated to reflect the date he was appointed to the Board of Directors on October 4, 1996.

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

SUBSEQUENT EVENTS

     NONE

                              REPORTS ON FORM 8-K.

     Forms 8-K dated May 19, 1999, June 17, 1999, July 20, 1999, August 11,
1999, October 14, 1999 November 20, 1999 and March 20, 2001 are hereby incorporated by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TASTY FRIES, INC.
Date April 27, 2001                            By: _____________________________
                                                        Edward C. Kelly
                                                        President and Principal
                                                        Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


____________________________________                    April 27, 2001
Edward C. Kelly, Chairman, CEO
President, Treasurer & Director


____________________________________                    April 27, 2001
Leonard J. Klarich, Vice President,
Secretary & Director


____________________________________                    April 27, 2001
Jurgen A. Wolf, Director


____________________________________                    April 27, 2001
Ian D. Lambert, Director


____________________________________                    April 27, 2001
Kurt N. Ziemer, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Tasty Fries, Inc.

We have audited the accompanying balance sheet of Tasty Fries, Inc. (a development stage company) as of January 31, 2000, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year ended January 31, 2000 and for the period from October 18, 1985 (inception) to January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tasty Fries, Inc. (a development stage company) as of January 31, 1999 were audited by Schiffman Hughes Brown, PC (whose practice became a part of Larson, Allen, Weishair & Co., LLP effective January 1, 2000) whose report dated March 30, 1999 expressed an unqualified opinion on those statements.

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