Form 10KSB/A
period 2001-01-31
TASTY FRIES INC
filed 2001-05-09
CIK 791885

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


                                             LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 31, 2000

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        =================================

                              Financial Statements

                   Years Ended January 31, 2001, 2000 and 1999

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

================================================================================








                                                                           Page

Independent Auditor's Report .........................................    1 - 2


Balance Sheets .......................................................      3


Statements of Operations .............................................      4


Statements of Changes in Stockholders' Equity Deficiency .............    5 - 8


Statements of Cash Flows .............................................   9 - 10


Notes to Financial Statements ........................................   11 - 20

                          INDEPENDENT AUDITOR'S REPORT


                                                                   April 2, 2001


Board of Directors and Stockholders
Tasty Fries, Inc.
Blue Bell, Pennsylvania


     We have audited the accompanying balance sheet of TASTY FRIES, INC. (A Development Stage Company) as of January 31, 2001, and the related statements of operations, of changes in stockholders' equity deficiency, and of cash flows for the year then ended and for the period from October 18, 1985 (inception) to January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TASTY FRIES, INC. (A Development Stage Company) as of January 31, 2000 and for the years ended January 31, 2000 and 1999, and for the period from October 18, 1985 (inception) to January 31, 2000 were audited by other auditors, whose report dated March 31, 2000 on those statements was unqualified and included an explanatory paragraph that described their substantial doubt about the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements. The statements of operations, of changes in stockholders' equity deficiency and of cash flows for the period from October 18, 1985 (inception) to January 31, 2001 include costs and expenses of $19,185,066 and other expense of $2,521,100 which relate to periods reported on by the other auditors. Our opinion on the statements of operations, of changes in stockholders' equity deficiency and of cash flows for the period from October 18, 1985 (inception) to January 31, 2001, insofar as it relates to the amounts reported upon by the other auditors, is based solely on the report of the other auditors.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the balance sheet as of January 31, 2001 and the related statements of operations, of changes in stockholders' equity deficiency and of cash flows for the year then ended and, based on our audit and the report of other auditors, the statements of operations, of stockholders' equity deficiency and of cash flows for the period from October 18, 1985 (inception) to January 31, 2001, present fairly, in all material respects, the financial position of TASTY FRIES, INC. (A Development Stage Company) as of January 31, 2001 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has incurred net losses since its inception and has a stockholders' equity deficiency as of January 31, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result in the outcome of this uncertainty.






                                                       GOLDENBERG ROSENTHAL, LLP





Jenkintown, Pennsylvania


                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                BALANCE SHEETS

=============================================================================================================

                                                                                           January 31
                                                                                  ---------------------------
        ASSETS                                                                           2001         2000
                                                                                  ------------   ------------
CURRENT ASSETS
        Cash ..................................................................   $     86,978   $     10,703
                                                                                  ------------   ------------
        TOTAL CURRENT ASSETS ..................................................         86,978         10,703

FURNITURE AND OFFICE EQUIPMENT, net of
        accumulated depreciation of $67,641 in 2001 and
        $57,437 in 2000 .......................................................         10,054         20,258
                                                                                  ------------   ------------
TOTAL ASSETS ..................................................................   $     97,032   $     30,961
                                                                                  ============   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
              DEFICIENCY

CURRENT LIABILITIES
        Accounts payable and accrued expenses .................................   $    565,064   $    773,576
        Stockholder loan payable ..............................................        270,000        900,000
                                                                                  ------------   ------------
        TOTAL CURRENT LIABILITIES .............................................        835,064      1,673,576
                                                                                  ------------   ------------
UNEARNED REVENUE ..............................................................        320,000        320,000
                                                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY DEFICIENCY
        Common stock, $.001 par value
              Authorized 50,000,000 shares
              Issued and outstanding 40,734,011 shares
                    in 2001 and 28,719,011 shares in 2000 .....................         40,734         28,719
        Additional paid-in capital ............................................     24,400,084     19,714,832
        Deficit accumulated in the development stage ..........................    (25,498,850    (21,706,166)
                                                                                  ------------   ------------
        TOTAL STOCKHOLDERS' EQUITY DEFICIENCY .................................     (1,058,032     (1,962,615)
                                                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        DEFICIENCY ............................................................   $     97,032   $     30,961
                                                                                  ============   ============


                                       See notes to financial statements


                                                    TASTY FRIES, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS
                                       YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
                                  AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2001

=======================================================================================================================

                                                               Cumulative               Year Ended January 31
                                                                 Since        -----------------------------------------
                                                               Inception          2001           2000           1999
                                                              ------------    -----------    -----------    -----------
REVENUES ..................................................   $       --      $      --      $      --      $      --
                                                              ------------    -----------    -----------    -----------
COSTS AND EXPENSES
        Research, machine and product development .........      3,768,402      1,094,067        144,403        585,417
        Selling, general and administrative ...............     18,042,619      1,531,888      5,113,797      1,660,404
                                                              ------------    -----------    -----------    -----------
        TOTAL COSTS AND EXPENSES ..........................     21,811,021      2,625,955      5,258,200      2,245,821
                                                              ------------    -----------    -----------    -----------
LOSS BEFORE OTHER INCOME (EXPENSE) ........................    (21,811,021)    (2,625,955)    (5,258,200)    (2,245,821)
                                                              ------------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
        Interest income ...................................         21,274           --             --            1,354
        Forfeited distributor deposits ....................         15,000           --             --             --
        Stock purchase discount ...........................     (1,774,052)      (993,350)      (471,907)      (281,778)
        Interest expense ..................................     (1,950,051)      (173,379)       (53,550)      (985,879)
                                                              ------------    -----------    -----------    -----------
        TOTAL OTHER INCOME (EXPENSE) ......................     (3,687,829)    (1,166,729)      (525,457)    (1,266,303)
                                                              ------------    -----------    -----------    -----------
NET LOSS ..................................................   $(25,498,850)   $(3,792,684)   $(5,783,657)   $(3,512,124)
                                                              ============    ===========    ===========    ===========

NET LOSS PER SHARE OF COMMON STOCK ........................                        ($0.12)        ($0.27)        ($0.28)
                                                                              ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING .......................                    30,905,531     21,341,885     12,518,419
                                                                              ===========    ===========    ===========



                                            See notes to financial statements



                                                   TASTY FRIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                    OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2001

======================================================================================================================

                                                                                            DEFICIT
                                                                                          ACCUMULATED         TOTAL
                                                                         ADDITIONAL          IN THE       STOCKHOLDERS'
                                                          COMMON           PAID-IN        DEVELOPMENT        EQUITY
                                                           STOCK           CAPITAL           STAGE        (DEFICIENCY)
                                                       ------------     ------------     ------------     ------------
BALANCE, FEBRUARY 1, 1991 ..........................   $    157,307     $   (156,307)    $       --       $      1,000

ISSUED 1,114,679 SHARES FOR NOTE
      CONVERSION ...................................         11,147          113,853             --            125,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1992 .............................           --               --           (198,425)        (198,425)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 1992 ..........................        168,454          (42,454)        (198,425)         (72,425)

ISSUED 4,275,000 SHARES ............................         42,750          457,250             --            500,000

ISSUED 150,000 SHARES FOR SERVICES .................          1,500           36,000             --             37,500

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1993 .............................           --               --           (773,304)        (773,304)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 1993 ..........................        212,704          450,796         (971,729)        (308,229)

ISSUED 7,600,000 SHARES ............................         76,000          464,000             --            540,000

ISSUED 220,000 SHARES FOR SERVICES .................          2,200             --               --              2,200

REDEEMED 3,145,000 SHARES ..........................        (31,450)          31,450             --               --

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1994 .............................           --               --           (658,820)        (658,820)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 1994 ..........................        259,454          946,246       (1,630,549)        (424,849)

ISSUED 3,129,999 SHARES ............................         31,300          547,950             --            579,250

ISSUED 2,151,622 SHARES FOR SERVICES ...............         21,516          121,294             --            142,810

ISSUED 1,000,000 SHARES FOR LITIGATION
       SETTLEMENT ..................................         10,000          460,000             --            470,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1995 .............................           --               --         (2,148,933)      (2,148,933)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 1995
      (CARRIED FORWARD) ............................        322,270        2,075,490       (3,779,482)      (1,381,722)

(continued)


                                           See notes to financial statements


                                                   TASTY FRIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                    OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2001

======================================================================================================================

(continued)


                                                                                            DEFICIT
                                                                                          ACCUMULATED         TOTAL
                                                                         ADDITIONAL          IN THE       STOCKHOLDERS'
                                                          COMMON           PAID-IN        DEVELOPMENT        EQUITY
                                                           STOCK           CAPITAL           STAGE        (DEFICIENCY)
                                                       ------------     ------------     ------------     ------------
BALANCE, JANUARY 31, 1995
      (BROUGHT FORWARD) ............................        322,270        2,075,490       (3,779,482)      (1,381,722)

ISSUED 21,815,000 SHARES ...........................        218,150        1,054,350             --          1,272,500

ISSUED 6,733,502 SHARES FOR SERVICES ...............         67,335          381,880             --            449,215

ISSUED 625,000 SHARES FOR LOAN
      CONVERSION ...................................          6,250           43,750             --             50,000

ISSUED 1,000,000 SHARES FOR
      REPURCHASE OF DISTRIBUTORSHIP ................         10,000           90,000             --            100,000

REVERSE STOCK SPLIT ................................       (620,885)         620,885             --               --

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1996 .............................           --               --         (1,384,488)      (1,384,488)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 1996 ..........................          3,120        4,266,355       (5,163,970)        (894,495)

ISSUED 1,455,000 SHARES ............................          1,455        1,506,045             --          1,507,500

ISSUED 125,000 SHARES FOR SERVICES .................            125          324,875             --            325,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1997 .............................           --               --         (2,172,260)      (2,172,260)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 1997
      (CARRIED FORWARD) ............................          4,700        6,097,275       (7,336,230)      (1,234,255)

(continued)



                                           See notes to financial statements


                                                   TASTY FRIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                    OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2001

======================================================================================================================

(continued)


                                                                                            DEFICIT
                                                                                          ACCUMULATED         TOTAL
                                                                         ADDITIONAL          IN THE       STOCKHOLDERS'
                                                          COMMON           PAID-IN        DEVELOPMENT        EQUITY
                                                           STOCK           CAPITAL           STAGE        (DEFICIENCY)
                                                       ------------     ------------     ------------     ------------
BALANCE, JANUARY 31, 1997
      (BROUGHT FORWARD) ............................          4,700        6,097,275       (7,336,230)      (1,234,255)

ISSUED 1,500,000 SHARES FOR
      NON-RECURRING COMPENSATION ...................          1,500        1,029,750             --          1,031,250

ISSUED 167,083 SHARES ..............................            167           80,650             --             80,817

ISSUED 955,000 SHARES FOR SERVICES .................            955        1,317,545             --          1,318,500

ISSUED 43,750 SHARES FOR
      LITIGATION SETTLEMENT ........................             44           54,644             --             54,688

ISSUED 700,000 SHARES FOR
      CONVERTIBLE NOTES ............................            700          566,979             --            567,679

ISSUED 452,772 SHARES FOR
      REPAYMENT OF NOTES PAYABLE ...................            452          523,587             --            524,039

ISSUED 120,000 SHARES FOR
      REPAYMENT OF NOTES PAYABLE,
      OFFICER/DIRECTOR .............................            120          175,830             --            175,950

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1998 .............................           --               --         (5,074,155)      (5,074,155)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 1998 ..........................          8,638        9,846,260      (12,410,385)      (2,555,487)

ISSUED 2,251,307 SHARES ............................          2,252        1,299,526             --          1,301,778

ISSUED 5,586,150 SHARES FOR
      CONVERTIBLE NOTES ............................          5,586        3,129,504             --          3,135,090

ISSUED 42,704 SHARES FOR
      INTEREST ON CONVERTIBLE NOTES ................             43           26,385             --             26,428

ISSUED 1,226,815 SHARES FOR SERVICES ...............          1,227          490,652             --            491,879

ISSUED 250,000 SHARES FOR
      REPURCHASE OF DISTRIBUTORSHIP ................            250          124,750             --            125,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1999 .............................           --               --         (3,512,124)      (3,512,124)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 1999
      (CARRIED FORWARD) ............................         17,996       14,917,077      (15,922,509)        (987,436)

(continued)



                                           See notes to financial statements


                                                   TASTY FRIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                    OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2001

======================================================================================================================

(continued)


                                                                                            DEFICIT
                                                                                          ACCUMULATED         TOTAL
                                                                         ADDITIONAL          IN THE       STOCKHOLDERS'
                                                          COMMON           PAID-IN        DEVELOPMENT        EQUITY
                                                           STOCK           CAPITAL           STAGE        (DEFICIENCY)
                                                       ------------     ------------     ------------     ------------
BALANCE, JANUARY 31, 1999
      (AS RESTATED) (BROUGHT FORWARD) ...............        17,996       14,917,077      (15,922,509)        (987,436)

ISSUED 3,789,000 SHARES .............................         3,789        1,624,291             --          1,628,080

ISSUED 250,000 SHARES FOR
      LITIGATION SETTLEMENT .........................           250          124,750             --            125,000

ISSUED 6,184,405 SHARES FOR SERVICES ................         6,184        2,799,214             --          2,805,398

ISSUED 500,000 SHARES FOR
      REPURCHASE OF DISTRIBUTORSHIP .................           500          249,500             --            250,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 2000 ..............................          --               ---        (5,783,657)      (5,783,657)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 2000 ...........................        28,719       19,714,832      (21,706,166)      (1,962,615)

ISSUED 3,660,000 SHARES .............................         3,660        1,228,140             --          1,231,800

ISSUED 3,155,000 SHARES FOR SERVICES ................         3,155        1,312,312             --          1,315,467

ISSUED 4,000,000 SHARES FOR
      REPAYMENT OF NOTE PAYABLE .....................         4,000        1,596,000             --          1,600,000

ISSUED 1,200,000 SHARES FOR
      PAYMENT OF ACCRUED EXPENSES ...................         1,200          548,800             --            550,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 2001 ..............................          --               --         (3,792,684)      (3,792,684)
                                                       ------------     ------------     ------------     ------------

BALANCE, JANUARY 31, 2001 ...........................  $     40,734     $ 24,400,084     $(25,498,850)    $ (1,058,032)
                                                       ============     ============     ============     ============



                                            See notes to financial statements


                                                          TASTY FRIES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                                             YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
                                        AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2001

===================================================================================================================================

                                                                           Cumulative               Year Ended January 31
                                                                             Since        -----------------------------------------
                                                                           Inception          2001           2000           1999
                                                                          ------------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES ..................................   $(25,498,850)   $(3,792,684)   $(5,783,657)   $(3,512,124)
   Net loss
   Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization ................................        304,497         10,204        141,869         90,756
         Common stock issued for services .............................      8,154,581      1,316,317      2,805,398        491,879
         Common stock issued for litigation settlement ................        649,689           --          125,000           --
         Stock purchase discount ......................................      1,774,052        993,300        471,907        281,778
         Common stock issued for interest on convertible notes ........      1,129,196           --             --          959,196
         Common stock issued for repurchase of distributorships .......        250,000           --          250,000           --
         Accrued interest on notes and convertible notes payable ......        398,577           --             --             --
         (Increase) decrease in assets
            Other assets ..............................................           --             --          123,313       (123,313)
         Increase (decrease) in liabilities
            Accounts payable and accrued expenses .....................      1,115,064        340,638       (297,175)       437,709
            Unearned revenue ..........................................        320,000           --           59,000         10,000
                                                                          ------------    -----------    -----------    -----------
   NET CASH USED IN OPERATING ACTIVITIES ..............................    (11,403,194)    (1,132,225)    (2,104,345)    (1,364,119)
                                                                          ------------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and office equipment .........................        (77,695)          --           (7,519)          --
   Loan costs .........................................................       (236,856)          --             --             --
                                                                          ------------    -----------    -----------    -----------
   NET CASH USED IN INVESTING ACTIVITIES ..............................       (314,551)          --         (7,519)            --
                                                                          ------------    -----------    -----------    -----------
Cash flows from financing activities
   Proceeds from convertible notes payable ............................      2,600,000           --             --             --
   Issuance of common stock ...........................................      8,080,173      1,257,200      1,156,173      1,020,000
   Costs of raising capital ...........................................       (318,700)      (318,700)          --             --
   Loan receivable, officers ..........................................           --             --             --           30,377
   Note payable, current ..............................................      1,363,250        270,000        900,000           --
   Officer/director note ..............................................         80,000           --             --             --
                                                                          ------------    -----------    -----------    -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................     11,804,723      1,208,500      2,056,173      1,050,377
                                                                          ------------    -----------    -----------    -----------
INCREASE (DECREASE) IN CASH (CARRIED FORWARD) .........................         86,978         76,275        (55,691)      (313,742)

(continued)

                                                  See notes to financial statements



                                                          TASTY FRIES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                                             YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
                                        AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2001

===================================================================================================================================

(continued)

                                                                           Cumulative               Year Ended January 31
                                                                             Since        -----------------------------------------
                                                                           Inception          2001           2000           1999
                                                                          ------------    -----------    -----------    -----------

INCREASE (DECREASE) IN CASH (BROUGHT FORWARD) .........................         86,978         76,275        (55,691)      (313,742)

CASH, BEGINNING OF PERIOD .............................................           --           10,703         66,394        380,136
                                                                          ------------    -----------    -----------    -----------
CASH, END OF PERIOD ...................................................   $     86,978    $    86,978    $    10,703    $    66,394
                                                                          ============    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

      Cash paid during the period for interest ........................   $     54,803    $      --      $     8,952    $      --
                                                                          ============    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES

      Issuance of common stock for services ...........................   $  8,154,581    $ 1,316,317    $ 2,805,398    $   491,879
      Issuance of common stock for conversion of note payable .........      2,675,000           --             --        2,202,321
      Issuance of common stock for repurchase of distributorship ......        475,000           --          250,000        125,000
      Issuance of common stock for litigation settlement ..............        649,689           --          125,000           --
      Accrued interest on notes payable ...............................        398,577           --             --             --
      Issuance of common stock to pay accrued expenses ................        550,000        550,000           --             --
      Issuance of common stock to pay note payable ....................        900,000        900,000           --             --


                                                  See notes to financial statements


                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 1  DESCRIPTION OF BUSINESS

     The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine that will cook and dispense french fries. For the past three years the Company has been tooling and producing its first 25 machines. This process has been extended for a long period of time as a result of limited working capital. The costs associated with the production of the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no revenues from operations from the sale of its french fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines, and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Management cannot assure the ultimate success of the above plan.


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FURNITURE AND OFFICE EQUIPMENT AND DEPRECIATION

     Furniture and office equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the equipment, ranging from 3 to 7 years. Depreciation expense for the years ended January 31, 2001, 2000 and 1999 was $10,204, $12,037 and
     $11,805, respectively.


     RESEARCH, MACHINE AND PRODUCT DEVELOPMENT

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

     INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of balance sheet items for financial and income tax reporting. The Company determines the deferred tax asset generated by net operating loss carryforwards. All deferred tax assets are evaluated and a valuation allowance, if necessary, is established.

     UNEARNED REVENUE

     Unearned revenue represents amounts received for distribution rights of the vending machines, which the Company is still in the process of developing and testing. The Company records these amounts as unearned revenue upon receipt. These deferrals will be recognized as income over the life of the machine upon commercial production of machines or upon forfeiture by distributors as a result of breach of contract. Since commercial production of the machine has not commenced, the unearned revenue is classified as a non-current liability.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK

     The Company occasionally maintains deposits in banks in excess of federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LOSS PER SHARE

     In March, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The statement requires the Company to disclose both basic earnings per share and diluted earnings per share for annual and interim periods ending after December 15, 1997. Basic earnings per share is based on the weighted average number of common shares outstanding, while diluted earnings per share is based on the weighted average number of common shares and common share equivalents that would arise from the exercise of options and warrants or conversion of convertible securities. The Company incurred losses from operations in 2001, 2000 and 1999; therefore, basic and diluted earnings per share have been computed in the same manner since the exercise of warrants and the conversion of the convertible notes payable would be antidilutive.

     RECENT ACCOUNTING PRONOUNCEMENTS

     There are no recently issued accounting pronouncements that are expected to have a significant impact on the Company's financial statements.


NOTE 3  VENDING MACHINES

     Vending machines are carried at the lower of market or net realizable value. Net realizable value is defined as estimated selling price of the machines less predictable costs of completion and disposal. Since the predictable cost of completion exceeds the estimated selling price the vending machines are stated at zero.


NOTE 4  NOTES PAYABLE

     In October, 1999, the Company received $900,000 in proceeds from a loan made to the Company by a stockholder. The loan bears an interest rate of 18% per annum and was due on June 30, 2000. The $900,000 note was repaid in January, 2001 by the issuance of common stock. Accrued interest on these loans as of January 31, 2001 and 2000 was $251,000 and $53,550,
     respectively.

     Another $270,000 was borrowed from this stockholder during the year ended January 31, 2001. This loan bears interest at 18% per annum and is due March 31, 2001.


NOTE 5  CONVERTIBLE NOTES PAYABLE

     In June, 1997, the Company received $1,000,000 in exchange for notes convertible into the Company's common stock. These convertible notes bear interest at the rate of 7% per annum and were due May 14, 2000. The holders of these notes were entitled, at their option, to convert any or all of

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 5  CONVERTIBLE NOTES PAYABLE (continued)

     the principal into the Company's common stock at a conversion price for each share of common stock equal to 70% of the average closing bid price of common stock for the five business days immediately preceding the date of receipt of notice of conversion. The convertible debt was discounted for the beneficial conversion feature, additional paid in capital was increased by the discounted amount, and the discount was amortized using the interest method over the term of the convertible debt or ratably when conversion occurs. For the years ended January 31, 2001, 2000, and 1999 amortization was $-0-, $-0- and $260,538, respectively. Pursuant to the terms of the financing, the Company issued 1,142,857 shares of common stock to be held in escrow, pending the potential conversion of notes.

     In September, 1997, the note holders converted an aggregate of $397,679 of principal into 700,000 shares of common stock. In November, 1997, the Company issued an additional 380,000 shares of common stock to be held in escrow for potential conversion of notes. In February, 1998, an additional 444,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999, the Company issued 1,480,280 shares of common stock in satisfaction of the remaining $602,321 of convertible notes.

     In November, 1997, in a separate transaction, the Company received $1,600,000 in exchange for notes convertible into the Company's common stock. These convertible notes bear interest at the rate of 6% per annum and were due May 14, 2000. The holders of these notes were entitled, at their option, to convert any or all of the principal into the Company's common stock at a conversion price for each share of common stock equal to 70% of the average closing bid price of common stock for the five business days immediately preceding the date of receipt of notice of conversion. These convertible notes were also recorded in the method described in the second preceding paragraph. For the years ended January 31, 2001, 2000, and 1999 amortization was $-0-, $-0- and $672,231, respectively. Pursuant to the terms of the financing, the Company issued 2,400,000 shares of common stock to be held in escrow, pending the potential conversion of notes.

     In February, 1998, an additional 960,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999, the Company issued 4,105,870 shares of common stock in satisfaction of these convertible notes.


NOTE 6  UNEARNED REVENUE

     During the year ended January 31, 1999, the Company issued 250,000 shares of common stock to reacquire an existing distributorship valued at $125,000. The Company also received during the year $10,000 as a deposit on the machines in production.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 6  UNEARNED REVENUE (continued)

     During the year ended January 31, 2000, the Company issued 500,000 shares of common stock to reacquire an existing distributorship valued at $41,000. The Company received $100,000 as a deposit on the machines in production. As of January 31, 2001 and 2000, amounts related to distribution rights were $210,000 and deposits on machines totalled $110,000.


NOTE 7  COMMITMENTS

     During the years ended January 31, 2001, 2000 and 1999, the Company incurred $25,680, $42,946 and $43,314, respectively, for the rental of office space. The Company's current lease commitments total approximately $3,000 per month until May 31, 2001.


NOTE 8  LITIGATION

     CALIFORNIA FOOD & Vending, Inc.

     In May, 1991, the Company entered into a joint venture agreement with California Food & Vending, Inc. ("CFV"), another vending and food service company with a high interest in the research and development of a french fry vending machine. The companies planned to work together in the manufacturing and marketing of a french fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July, 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000 which has been paid; issue 250,000 shares of Company common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 per machine thereafter and $.25 for each pound of potato product sold by Tasty Fries, Inc.

     PRIZE FRIZE LITIGATION

     On August 28, 1996, the Company, the President of the Company and Premier Design, Ltd., were added as defendants to a civil law suit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the french fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and its President; the case was dismissed on June 2, 1997. The dismissal was reversed on appeal by the Federal Court and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 8  LITIGATION (continued)

     PRIZE FRIZE LITIGATION (continued)

     claims against the President of the Company and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserts that the Company has usurped its trade secrets by developing a French fry vending machine, which utilizes the basic American food potato product. The Company denies the allegations and is vigorously defending the litigation. It is the opinion of the Company's counsel that Prize Frize's lawsuit lacks merit and that the Company will prevail.


NOTE 9  STOCK OPTION PLAN

     As of September 18, 1995, the Company established an incentive stock option plan (the "Plan") and presently has reserved 1,500,000 shares of the Company's common stock for issuance under the Plan. During the year ended January 31, 1999 the Company granted 1,000,000 options to employees. These options have an exercise price of $.50 and vest immediately. In the year ended January 31, 2000, 500,000 options were granted to certain non-employee directors of the Company. These options have an exercise price of $.50 and vest immediately. Each Board member also was granted a 50,000 share option for each year of service to the Tasty Fries Board. Each Board member will receive a 50,000 share option for each full year of service to the Company, commencing with the year June 10, 1994 and ending on the date the Board member resigns or otherwise is removed from office. The exercise price for such stock option shall be the closing price of the stock on June 9, or the closest day thereto, of each such year. Each board member is granted the right to exercise his option at any time up to seven years from the date his right to acquire stock vests. All issuances were granted at not less than fair market value of the Company's common stock at time of grant.

     In March, 2000, the Board of Directors approved a stock option plan for a key employee who shall receive a 30,000 share option for each full year of service to the Company, commencing with the year beginning June 10, 1994 and ending on the date she resigns or is otherwise removed from office. The acquisition price for such stock shall be the closing price of the stock on June 9 (or the closest business day thereto) of each such year. This employee is granted the right to exercise this option to acquire the Company's stock at any time up to seven years from the date her right to acquire stock vests.

     As of January 31, 2001 and 2000, no options have been exercised.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 9  STOCK OPTION  PLAN (continued)

     Transactions in the Plan are as follows:

                                                                                     Weighted
                                                                                     Average
                                                                Exercise Price    Exercise Price
                                                                  Per Vested        Per Vested
                                      Granted       Vested          Common            Common
                                      Shares        Shares          Stock             Share
                                     ---------     ---------    --------------    --------------
     Balance, February 1, 1998          12,926        12,926                          $2.45

     Activity during the year
          ended January 31, 1999
                                     1,000,000     1,000,000         $.50              $.50
                                     ---------     ---------

     Balance, January 31, 1999       1,012,926     1,012,926                           $.52

     Activity during the year
          ended January 31, 2000
                                     1,750,000     1,750,000    $.45 to $8.20         $1.70
                                     ---------     ---------

     Balance, January 31, 2000       2,762,926     2,762,926                          $1.26

     Activity during the year
          ended January 31, 2001
                                       180,000       180,000         $.45              $.45
                                     ---------     ---------

     Balance, January 31, 2001       2,942,926     2,942,926                          $1.21
                                     =========     =========

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which permits the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for the stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 9  STOCK OPTION PLAN (continued)

     Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards using the Black-Scholes value method of SFAS No. 123, the Company's net loss and net loss per common share would have been adjusted to the pro forma amounts as follows:

                                                        Year Ended January 31
                                             -----------------------------------------

                                                2001            2000           1999
                                             ----------      ----------     ----------
     Net loss
          As reported                       ($3,792,684)    ($5,783,657)   ($3,512,124)
          Pro forma                         ( 3,844,284)    ( 6,212,402)   ( 3,727,124)
     Net loss per common share
          As reported                       (       .12)    (       .27)   (       .28)
          Pro forma                         (       .12)    (       .29)   (       .30)

     Significant assumptions used to calculate the fair value of the awards are as follows:

                                                        Year Ended January 31
                                             -----------------------------------------

                                                2001            2000           1999
                                             ----------      ----------     ----------
     Risk free interest rates of return          6.00%           6.00%          6.00%
     Expected option life                    84 months       84 months      84 months
     Volatility                                    50%             50%            50%
     Expected dividends                            --              --             --


NOTE 10  PREFERRED STOCK

     On July 29, 1991, the Board of Directors authorized 5,000,000 shares of preferred stock at a par value of $.001 per share. No shares of preferred stock have been issued.



NOTE 11  OPTIONS AND WARRANTS ISSUED AND OUTSTANDING

     As of January 31, 2001 and 2000, the Company had 11,225,000 and 5,792,052
     warrants and 9,775,680 and 4,292,052 options, respectively, to purchase common stock outstanding. The warrants and options are exercisable at share prices between $.40 and $8.20 per share and expire at various dates through December, 2006.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 12  INCOME TAXES

     The Company has approximately $22,000,000 in net operating loss carryforwards, which can be used to offset future taxable income. The net operating loss carryforwards expire through 2020.

     The components of the Company's deferred tax assets as of January 31, 2001 and 2000 are as follows:

                                                2001                  2000
                                             ------------          -----------

     Net operating loss carryforwards         $10,000,000           $6,300,000
     Valuation allowance                     ( 10,000,000)         ( 6,300,000)
                                             ------------          -----------

     Deferred tax asset                       $        --           $       --
                                             ============          ===========

     The valuation allowance increased by $3,700,000 and $1,680,000 in the years ended January 31, 2001 and 2000, respectively.

     There are no significant differences between taxes computed at the federal statutory rate and the provision for income taxes for the years ended January 31, 2001, 2000 and 1999.


NOTE 13  APRIL 1998 FINANCING

     In April, 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.90; the warrants expire April 12, 2001. The Company also issued 150,000 shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of January 31, 2001, $1,425,000 of the $1,500,000 in proceeds has been received by the Company and 2,850,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of funds due have not been received as of the report date.


NOTE 14  DIRECTORS' FEES

     The Company accrued Board of Directors' fees for the years ended January 31, 1997 through January 31, 2001 in the amount of $260,000. Interest has not been accrued on the unpaid balance.

     In January, 2001, 500,000 shares of stock were issued at $.40 each to retire $200,000 of this liability.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 15  EMPLOYMENT AGREEMENT

     In July, 2000, the Board of Directors approved the terms of an Employment Agreement for the Company's Chief Executive Officer. The Employment Agreement is for a period of ten years from its date of execution. The Employment Agreement provides for an annual salary, to be increased by 10% each year. In addition, the Chief Executive Officer is granted the right to acquire up to 1,000,000 shares of the Company's restricted Common Stock for each full year of his employment with the Company, commencing with the year beginning June 10, 1994. The acquisition price for such stock shall be the closing price of the stock on June 9 (or the closest business day thereto) of each such full year. He has the right to exercise this option at any time up to seven years from the date his right to acquire stock vests. The agreement also provides for compensation arrangement in the case of temporary disability, death and permanent disability.



NOTE 16  SUBSEQUENT EVENT

     In March, 2001, the Board of Directors authorized an increase in the authorized number of shares of stock from 50,000,000 to 100,000,000.