Form 10QSB
period 2001-04-30
TASTY FRIES INC
filed 2001-06-15
CIK 791885

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

                      For the Quarter Ended April 30, 2001
                         Commission File No. 33-4460-NY


                         -------------------------------

                                TASTY FRIES, INC.
             (Exact name of registrant as specified in its charter)

                         -------------------------------


                 NEVADA                                        65-0259052
      State or other jurisdiction                           (I.R.S. Employer
     incorporation or organization                         Identification No.)



                       650 SENTRY PARKWAY, SUITE ONE
                          BLUE BELL, PENNSYLVANIA           19422
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


    As of April 30, 2001: 43,891,511 shares of common stock were outstanding.


                                         TASTY FRIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEETS

-------------------------------------------------------------------------------------------------


                                                                     APRIL 30,        January 31,
                                                                       2001              2001
                                                                   ------------      ------------
                                                                    (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                             $     27,650      $     86,978
                                                                   ------------      ------------
  TOTAL CURRENT ASSETS                                                   27,650            86,978

FURNITURE AND OFFICE EQUIPMENT, net of
  accumulated depreciation of $69,245, April 30,
  2001 and $67,641, January 31, 2001                                      8,450            10,054
                                                                   ------------      ------------
TOTAL ASSETS                                                       $     36,100      $     97,032
                                                                   ============      ============



LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    427,439      $    565,064
  Stockholder loans payable                                             325,000           270,000
                                                                   ------------      ------------
  TOTAL CURRENT LIABILITIES                                             752,439           835,064
                                                                   ------------      ------------
UNEARNED REVENUE                                                        320,000           320,000
                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY DEFICIENCY
  Common stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and outstanding 43,891,511 shares, April 30,
      2001 and 40,734,011 shares, January 31, 2001                       43,892            40,734
  Additional paid-in capital                                         25,634,201        24,400,084
  Deficit accumulated in the development stage                      (26,714,432)      (25,498,850)
                                                                   ------------      ------------
  TOTAL STOCKHOLDERS' EQUITY DEFICIENCY                              (1,036,339)       (1,058,032)
                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  DEFICIENCY                                                       $     36,100      $     97,032
                                                                   ============      ============


                                 See notes to financial statements


                                         TASTY FRIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS
                            THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                        AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2001


--------------------------------------------------------------------------------------------------
                                                       Cumulative      Three Months Ended April 30
                                                         Since        ----------------------------
                                                       Inception         2001             2000
                                                     ------------     -----------      -----------
                                                      (Unaudited)     (UNAUDITED)      (Unaudited)

REVENUES                                             $       --       $      --        $     --
                                                     ------------     -----------      ----------
COSTS AND EXPENSES
  Research, machine and product development             4,196,462         428,060         169,951
  Selling, general and administrative                  18,499,069         456,450         538,488
                                                     ------------     -----------      ----------
  TOTAL COSTS AND EXPENSES                             22,695,531         884,510         708,439
                                                     ------------     -----------      ----------
LOSS BEFORE OTHER INCOME (EXPENSE)                    (22,695,531)       (884,510)       (708,439)
                                                     ------------     -----------      ----------
OTHER INCOME (EXPENSE)
  Interest income                                          21,274            --              --
  Forfeited distributor deposits                           15,000            --              --
  Stock purchase discount                              (2,093,052)       (319,000)       (254,850)
  Interest expense                                     (1,962,123)        (12,072)        (16,619)
                                                     ------------     -----------      ----------
  TOTAL OTHER INCOME (EXPENSE)                         (4,018,901)       (331,072)       (271,469)
                                                     ------------     -----------      ----------
NET LOSS                                             $(26,714,432)    $(1,215,582)     $ (979,908)
                                                     ============     ===========      ==========

NET LOSS PER SHARE OF COMMON STOCK                                         ($0.03)         ($0.03)
                                                                      ===========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                    42,342,694      28,505,746
                                                                      ===========      ==========

                                See notes to financial statements

                                          TASTY FRIES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                            OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2001

-----------------------------------------------------------------------------------------------------

                                                                           Deficit
                                                                          Accumulated      Total
                                                                            in the      Stockholders'
                                            Common        Additional      Development     Equity
                                             Stock      Paid-in Capital      Stage      (Deficiency)
                                         ------------   ---------------   -----------   --------------
BALANCE, FEBRUARY 1, 1991                $   157,307    $  (156,307)    $      --      $     1,000

ISSUED 1,114,679 SHARES FOR NOTE
  CONVERSION                                  11,147        113,853            --          125,000

NET LOSS FOR THE YEAR ENDED
  JANUARY 31, 1992                              --             --          (198,425)      (198,425)
                                         -----------    -----------     -----------    -----------
BALANCE, JANUARY 31, 1992                    168,454        (42,454)       (198,425)       (72,425)

ISSUED 4,275,000 SHARES                       42,750        457,250            --          500,000

ISSUED 150,000 SHARES FOR SERVICES             1,500         36,000            --           37,500

NET LOSS FOR THE YEAR ENDED
  JANUARY 31, 1993                              --             --          (773,304)      (773,304)
                                         -----------    -----------     -----------    -----------
BALANCE, JANUARY 31, 1993                    212,704        450,796        (971,729)      (308,229)

ISSUED 7,600,000 SHARES                       76,000        464,000            --          540,000

ISSUED 220,000 SHARES FOR SERVICES             2,200           --              --            2,200

REDEEMED 3,145,000 SHARES                    (31,450)        31,450            --             --

NET LOSS FOR THE YEAR ENDED
  JANUARY 31, 1994                              --             --          (658,820)      (658,820)
                                         -----------    -----------     -----------    -----------
BALANCE, JANUARY 31, 1994                    259,454        946,246      (1,630,549)      (424,849)

ISSUED 3,129,999 SHARES                       31,300        547,950            --          579,250

ISSUED 2,151,622 SHARES FOR SERVICES          21,516        121,294            --          142,810

ISSUED 1,000,000 SHARES FOR LITIGATION
   SETTLEMENT                                 10,000        460,000            --          470,000

NET LOSS FOR THE YEAR ENDED
  JANUARY 31, 1995                              --             --        (2,148,933)    (2,148,933)
                                         -----------    -----------     -----------    -----------
BALANCE, JANUARY 31, 1995
  (CARRIED FORWARD)                          322,270      2,075,490      (3,779,482)    (1,381,722)

(continued)


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2001

--------------------------------------------------------------------------------
(continued)

                                                                             Deficit
                                                                           Accumulated        Total
                                                                              in the       Stockholders'
                                             Common         Additional     Development        Equity
                                             Stock       Paid-in Capital      Stage        (Deficiency)
                                            --------     ---------------   -----------     -------------
BALANCE, JANUARY 31, 1995
   (BROUGHT FORWARD)                         322,270        2,075,490      (3,779,482)      (1,381,722)

ISSUED 21,815,000 SHARES                     218,150        1,054,350            --          1,272,500

ISSUED 6,733,502 SHARES FOR SERVICES          67,335          381,880            --            449,215

ISSUED 625,000 SHARES FOR LOAN
   CONVERSION                                  6,250           43,750            --             50,000

ISSUED 1,000,000 SHARES FOR
   REPURCHASE OF DISTRIBUTORSHIP              10,000           90,000            --            100,000

REVERSE STOCK SPLIT                         (620,885)         620,885            --               --

NET LOSS FOR THE YEAR ENDED
   JANUARY 31, 1996                             --               --        (1,384,488)      (1,384,488)
                                            --------        ---------      ----------       ----------
BALANCE, JANUARY 31, 1996                      3,120        4,266,355      (5,163,970)        (894,495)

ISSUED 1,455,000 SHARES                        1,455        1,506,045            --          1,507,500

ISSUED 125,000 SHARES FOR SERVICES               125          324,875            --            325,000

NET LOSS FOR THE YEAR ENDED
   JANUARY 31, 1997                             --               --        (2,172,260)      (2,172,260)
                                            --------        ---------      ----------       ----------
BALANCE, JANUARY 31, 1997
   (CARRIED FORWARD)                           4,700        6,097,275      (7,336,230)      (1,234,255)

(continued)




                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2001

--------------------------------------------------------------------------------
(continued)

                                                                              Deficit
                                                                            Accumulated         Total
                                                                               in the        Stockholders'
                                            Common         Additional       Development         Equity
                                            Stock       Paid-in Capital        Stage         (Deficiency)
                                            ------      ---------------    ------------      -------------
BALANCE, JANUARY 31, 1997
   (BROUGHT FORWARD)                         4,700         6,097,275        (7,336,230)       (1,234,255)

ISSUED 1,500,000 SHARES FOR
   NON-RECURRING COMPENSATION                1,500         1,029,750              --           1,031,250

ISSUED 167,083 SHARES                          167            80,650              --              80,817

ISSUED 955,000 SHARES FOR SERVICES             955         1,317,545              --           1,318,500

ISSUED 43,750 SHARES FOR
   LITIGATION SETTLEMENT                        44            54,644              --              54,688

ISSUED 700,000 SHARES FOR
   CONVERTIBLE NOTES                           700           566,979              --             567,679

ISSUED 452,772 SHARES FOR
   REPAYMENT OF NOTES PAYABLE                  452           523,587              --             524,039

ISSUED 120,000 SHARES FOR
   REPAYMENT OF NOTES PAYABLE,
   OFFICER/DIRECTOR                            120           175,830              --             175,950

NET LOSS FOR THE YEAR ENDED
   JANUARY 31, 1998                           --                --          (5,074,155)       (5,074,155)
                                            ------        ----------       -----------        ----------
BALANCE, JANUARY 31, 1998                    8,638         9,846,260       (12,410,385)       (2,555,487)

ISSUED 2,251,307 SHARES                      2,252         1,299,526              --           1,301,778

ISSUED 5,586,150 SHARES FOR
   CONVERTIBLE NOTES                         5,586         3,129,504              --           3,135,090

ISSUED 42,704 SHARES FOR
   INTEREST ON CONVERTIBLE NOTES                43            26,385              --              26,428

ISSUED 1,226,815 SHARES FOR SERVICES         1,227           490,652              --             491,879

ISSUED 250,000 SHARES FOR
   REPURCHASE OF DISTRIBUTORSHIP               250           124,750              --             125,000

NET LOSS FOR THE YEAR ENDED
   JANUARY 31, 1999                           --                --          (3,512,124)       (3,512,124)
                                            ------        ----------       -----------        ----------
BALANCE, JANUARY 31, 1999
   (CARRIED FORWARD)                        17,996        14,917,077       (15,922,509)         (987,436)

(continued)




                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2001

--------------------------------------------------------------------------------
(continued)

                                                                              Deficit
                                                                            Accumulated           Total
                                                                               in the         Stockholders'
                                            Common        Additional        Development          Equity
                                            Stock       Paid-in Capital        Stage          (Deficiency)
                                           --------     ---------------    ------------       -------------
BALANCE, JANUARY 31, 1999
   (AS RESTATED) (BROUGHT FORWARD)           17,996        14,917,077       (15,922,509)          (987,436)

ISSUED 3,789,000 SHARES                       3,789         1,624,291              --            1,628,080

ISSUED 250,000 SHARES FOR
   LITIGATION SETTLEMENT                        250           124,750              --              125,000

ISSUED 6,184,405 SHARES FOR SERVICEs          6,184         2,799,214              --            2,805,398

ISSUED 500,000 SHARES FOR
   REPURCHASE OF DISTRIBUTORSHIP                500           249,500              --              250,000

NET LOSS FOR THE YEAR ENDED
   JANUARY 31, 2000                            --                --          (5,783,657)        (5,783,657)
                                           --------      ------------      ------------       ------------
BALANCE, JANUARY 31, 2000                    28,719        19,714,832       (21,706,166)        (1,962,615)

ISSUED 3,660,000 SHARES                       3,660         1,228,140              --            1,231,800

ISSUED 3,155,000 SHARES FOR SERVICES          3,155         1,312,312              --            1,315,467

ISSUED 4,000,000 SHARES FOR
   REPAYMENT OF NOTE PAYABLE                  4,000         1,596,000              --            1,600,000

ISSUED 1,200,000 SHARES FOR
   PAYMENT OF ACCRUED EXPENSES                1,200           548,800              --              550,000

NET LOSS FOR THE YEAR ENDED
   JANUARY 31, 2001                            --                --          (3,792,684)        (3,792,684)
                                           --------      ------------      ------------       ------------
BALANCE, JANUARY 31, 2001                    40,734        24,400,084       (25,498,850)        (1,058,032)

ISSUED 1,200,000 SHARES (UNAUDITED)           1,200           168,800              --              170,000

ISSUED 1,957,500 SHARES FOR SERVICES
   (UNAUDITED)                                1,958         1,065,317              --            1,067,275

NET LOSS FOR THE THREE MONTHS
   (UNAUDITED)                                 --                --          (1,215,582)        (1,215,582)
                                           --------      ------------      ------------       ------------
BALANCE, APRIL 30, 2001 (UNAUDITED)        $ 43,892      $ 25,634,201      $(26,714,432)      $ (1,036,339)
                                           ========      ============      ============       ============




                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
               AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2001

--------------------------------------------------------------------------------

                                                                                       Cumulative      Three Months Ended April 30
                                                                                          Since        ---------------------------
                                                                                        Inception          2001              2000
                                                                                       -----------     -----------       -----------
                                                                                       (Unaudited)     (UNAUDITED)       (Unaudited)
                                                                                       -----------     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 $(26,714,432)    $ (1,215,582)    $   (979,908)
       Net loss
       Adjustments to reconcile net loss to net cash used in operating activities
                 Depreciation and amortization                                            306,101            1,604            2,796
                 Common stock issued for services                                       8,902,856          748,275          239,700
                 Common stock issued for litigation settlement                            649,689                -                -
                 Stock purchase discount                                                2,093,052          319,000          254,850
                 Common stock issued for interest on convertible notes                  1,129,196                -                -
                 Common stock issued for repurchase of distributorships                   250,000                -                -
                 Accrued interest on notes and convertible notes payable                  398,576                -                -
                 Increase in assets
                      Other assets                                                              -                -           (5,000)
                 Increase (decrease) in liabilities
                      Accounts payable and accrued expenses                               977,439         (137,625)         (76,051)
                      Unearned revenue                                                    320,000                -          120,000
                                                                                     ------------     ------------     ------------
       NET CASH USED IN OPERATING ACTIVITIES                                          (11,687,523)        (284,328)        (443,613)
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of furniture and office equipment                                         (77,695)               -                -
       Loan costs                                                                        (236,856)               -                -
                                                                                     ------------     ------------     ------------
       NET CASH USED IN INVESTING ACTIVITIES                                             (314,551)               -                -
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from convertible notes payable                                          2,600,000                -                -
       Issuance of common stock                                                         8,250,173          170,000          600,000
       Costs of raising capital                                                          (318,700)               -                -
       Loan payable, shareholder                                                           55,000           55,000                -
       Note payable, current                                                            1,363,251                -           24,000
       Officer/director note                                                               80,000                -                -
                                                                                     ------------     ------------     ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                       12,029,724          225,000          624,000
                                                                                     ------------     ------------     ------------
INCREASE (DECREASE) IN CASH (CARRIED FORWARD)                                              27,650          (59,328)         180,387


(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
               AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2001

--------------------------------------------------------------------------------


(continued)

                                                                                         Cumulative      Three Months Ended April 30
                                                                                            Since        ---------------------------
                                                                                          Inception         2001            2000
                                                                                         -----------     -----------     -----------
                                                                                         (Unaudited)     (UNAUDITED)     (Unaudited)
                                                                                         -----------     -----------     -----------
INCREASE (DECREASE) IN CASH (BROUGHT FORWARD)                                                27,650        (59,328)         180,387

CASH, BEGINNING OF PERIOD                                                                         -         86,978           10,703
                                                                                         ----------     ----------       ----------
CASH, END OF PERIOD                                                                      $   27,650     $   27,650       $  191,090
                                                                                         ==========     ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

            Cash paid during the period for interest                                     $   54,803     $        -       $        -
                                                                                         ==========     ==========       ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
       FINANCING ACTIVITIES
            Issuance of common stock for services                                        $8,902,856     $  748,275       $  239,700
            Issuance of common stock for conversion of note payable                       2,675,000              -                -
            Issuance of common stock for repurchase of distributorship                      475,000              -                -
            Issuance of common stock for litigation settlement                              649,689              -                -
            Accrued interest on notes payable                                               398,577              -                -
            Issuance of common stock to pay accrued expenses                                550,000              -                -
            Issuance of common stock to pay note payable                                    900,000              -                -


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2001
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.


NOTE 2. DESCRIPTION OF BUSINESS

     The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense french fries. The Company has incurred research and development costs from inception to April 30, 2001 totaling $4,196,000. The Company is currently in the process of completing its first 25 machines. The costs associated with the production of the machines have been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.


ITEM 2. PLAN OF OPERATION

   General
   -------

     The Company is a development-stage company having not yet completed the exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending April 30, 2001, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 2000 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

   Liquidity and Capital Resources
   -------------------------------

     Since its inception, the Company has had no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At April 30, 2001 the Company had approximately $28,000 in cash.

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

     The Company does not undertake - and specifically, declines any obligation -- to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

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


                                       TASTY FRIES, INC.


                                       Edward C. Kelly
                                       President and Principal Financial Officer





Date: June 13, 2001
Officer