Form 10-Q
period 2001-07-31
TASTY FRIES INC
filed 2001-09-17
CIK 791885

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

                       For the Quarter Ended July 31, 2001
                         Commission File No. 33-4460-NY


                           --------------------------
                                TASTY FRIES, INC.
             (Exact name of registrant as specified in its charter)
                            -------------------------


                Nevada                                   65-0259052
      State or other jurisdiction                          (I.R.S.
     incorporation or organization              Employer Identification No.)


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

                                  YES X NO ___

    As of July 31, 2001: 44,961,511 shares of common stock were outstanding.

ITEM 2.  PLAN OF OPERATION

         General

         The Company is a development-stage company having not yet completed the final exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ending April 30, 2001, the Company entered into the production stage of its lifecycle, having spent the latter half of fiscal 2000 preparing for commercial manufacturing through the process of pre-production tooling and completion of final production design work.

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

                                Tasty Fries, Inc.




                                                 Edward C. Kelly
Date:  September 13, 2001                        President & Principal Financial
                                                 Officer



                                         TASTY FRIES, INC .
                                    (A Development Stage Company)
                                           BALANCE SHEETS

---------------------------------------------------------------------------------------------------

                                                                         JULY 31,       January 31,
      ASSETS                                                               2001           2001
                                                                       ------------    ------------
                                                                       (UNAUDITED)       (AUDITED)
CURRENT ASSETS
      Cash                                                             $       --      $     86,978
      Prepaid expenses                                                       18,623            --
                                                                       ------------    ------------

      TOTAL CURRENT ASSETS                                                   18,623          86,978

FURNITURE AND OFFICE EQUIPMENT, net of
      accumulated depreciation of $70,851, July 31, 2001
      and $67,641, January 31, 2001                                           6,845          10,054
                                                                       ------------    ------------

TOTAL ASSETS                                                           $     25,468    $     97,032
                                                                       ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
          DEFICIENCY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                            $    608,817    $    565,064
      Stockholder loan payable                                              111,000         270,000
                                                                       ------------    ------------

      TOTAL CURRENT LIABILITIES                                             719,817         835,064
                                                                       ------------    ------------

UNEARNED REVENUE                                                            320,000         320,000
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY DEFICIENCY
      Common stock, $.001 par value
          Authorized 50,000,000 shares
          Issued and outstanding 44,961,511 shares, July 31, 2001
              and 40,734,011 shares, January 31, 2001                        44,962          40,734
      Additional paid-in capital                                         25,752,532      24,400,084
      Deficit accumulated in the development stage                      (26,811,843)    (25,498,850)
                                                                       ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY DEFICIENCY                              (1,014,349)     (1,058,032)
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      DEFICIENCY                                                       $     25,468    $     97,032
                                                                       ============    ============

                                 See notes to financial statements



                                                         TASTY FRIES, INC.
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS
                                     FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                         AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2001
                                                            (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------


                                                                         Six Months ended July 31,       Three Months ended July 31,
                                                       Cumulative      ------------------------------    ---------------------------
                                                         Since
                                                       Inception           2001            2000              2001           2000
                                                     --------------    --------------  --------------    -------------  ------------

REVENUES                                             $           -     $           -   $           -     $          -   $          -
                                                     --------------    --------------  --------------    -------------  ------------

COSTS AND EXPENSES
      Research, machine and product development         4,357,110           588,708         246,530          160,648         76,579
      Selling, general and administrative              18,699,316           656,697       1,235,070          200,247        696,582
                                                    --------------    --------------  --------------    -------------  ------------

      TOTAL COSTS AND EXPENSES                         23,056,426         1,245,405       1,481,600          360,895        773,161
                                                    --------------    --------------  --------------    -------------  ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                    (23,056,426)       (1,245,405)     (1,481,600)        (360,895)      (773,161)
                                                    --------------    --------------  --------------    -------------  -------------

OTHER INCOME (EXPENSE)
      Interest income                                      21,274                 -               -                -              -
      Forfeited distributor deposits                       15,000                 -               -                -              -
      Stock purchase discount                          (1,803,052)          (29,000)       (262,350)               -         (7,500)
      Interest expense                                 (1,988,639)          (38,588)        (58,019)         (26,516)       (41,400)
                                                    --------------    --------------  --------------    -------------  -------------

      TOTAL OTHER INCOME (EXPENSE)                     (3,755,417)          (67,588)       (320,369)         (26,516)       (48,900)
                                                    --------------    --------------  --------------    -------------  -------------

NET LOSS                                            $ (26,811,843)    $  (1,312,993)  $  (1,801,969)    $   (387,411)  $   (822,061)
                                                    ==============    ==============  ==============    =============  =============


NET LOSS PER SHARE OF COMMON STOCK                                           ($0.03)         ($0.06)          ($0.01)        ($0.03)
                                                                      ==============  ==============    =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                      42,938,613      29,219,709       43,047,854     29,496,261
                                                                      ==============  ==============    =============  =============



                                               See notes to financial statements

                                                    TASTY FRIES, INC.
                                              (A Development Stage Company)
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                     OCTOBER 18, 1985 (INCEPTION) TO JUlY 31, 2001
                                                       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Deficit
                                                                                          Accumulated          Total
                                                                                            in the         Stockholders'
                                                          Common        Additional        Development         Equity
                                                          Stock       Paid-in Capital        Stage          (Deficiency)
                                                      -----------       -----------       -----------       -----------
BALANCE, FEBRUARY 1, 1991                             $   157,307       $  (156,307)      $      --         $     1,000

ISSUED 1,114,679 SHARES FOR NOTE
    CONVERSION                                             11,147           113,853              --             125,000

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 1992                                         --                --            (198,425)         (198,425)
                                                      -----------       -----------       -----------       -----------

BALANCE, JANUARY 31, 1992                                 168,454           (42,454)         (198,425)          (72,425)

ISSUED 4,275,000 SHARES                                    42,750           457,250              --             500,000

ISSUED 150,000 SHARES FOR SERVICES                          1,500            36,000              --              37,500

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 1993                                         --                --            (773,304)         (773,304)
                                                      -----------       -----------       -----------       -----------

BALANCE, JANUARY 31, 1993                                 212,704           450,796          (971,729)         (308,229)

ISSUED 7,600,000 SHARES                                    76,000           464,000              --             540,000

ISSUED 220,000 SHARES FOR SERVICES                          2,200              --                --               2,200

REDEEMED 3,145,000 SHARES                                 (31,450)           31,450              --                --

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 1994                                         --                --            (658,820)         (658,820)
                                                      -----------       -----------       -----------       -----------

BALANCE, JANUARY 31, 1994                                 259,454           946,246        (1,630,549)         (424,849)

ISSUED 3,129,999 SHARES                                    31,300           547,950              --             579,250

ISSUED 2,151,622 SHARES FOR SERVICES                       21,516           121,294              --             142,810

ISSUED 1,000,000 SHARES FOR LITIGATION
     SETTLEMENT                                            10,000           460,000              --             470,000

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 1995                                         --                --          (2,148,933)       (2,148,933)
                                                      -----------       -----------       -----------       -----------

BALANCE, JANUARY 31, 1995
    (CARRIED FORWARD)                                     322,270         2,075,490        (3,779,482)       (1,381,722)

(continued)

                                    See notes to financial statements

                                                    TASTY FRIES, INC.
                                              (A Development Stage Company)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                     OCTOBER 18, 1985 (INCEPTION) TO JUlY 31, 2001
----------------------------------------------------------------------------------------------------------
(continued)
                                                                                             Deficit
                                                                                           Accumulated          Total
                                                                                             in the         Stockholders'
                                                          Common         Additional        Development         Equity
                                                          Stock        Paid-in Capital        Stage         (Deficiency)
                                                        ----------        ----------       ----------        ----------
BALANCE, JANUARY 31, 1995
    (BROUGHT FORWARD)                                      322,270         2,075,490       (3,779,482)       (1,381,722)

ISSUED 21,815,000 SHARES                                   218,150         1,054,350             --           1,272,500

ISSUED 6,733,502 SHARES FOR SERVICES                        67,335           381,880             --             449,215

ISSUED 625,000 SHARES FOR LOAN
    CONVERSION                                               6,250            43,750             --              50,000

ISSUED 1,000,000 SHARES FOR
    REPURCHASE OF DISTRIBUTORSHIP                           10,000            90,000             --             100,000

REVERSE STOCK SPLIT                                       (620,885)          620,885             --                --

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 1996                                          --                --         (1,384,488)       (1,384,488)
                                                        ----------        ----------       ----------        ----------

BALANCE, JANUARY 31, 1996                                    3,120         4,266,355       (5,163,970)         (894,495)

ISSUED 1,455,000 SHARES                                      1,455         1,506,045             --           1,507,500

ISSUED 125,000 SHARES FOR SERVICES                             125           324,875             --             325,000

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 1997                                          --                --         (2,172,260)       (2,172,260)
                                                        ----------        ----------       ----------        ----------
BALANCE, JANUARY 31, 1997
    (CARRIED FORWARD)                                        4,700         6,097,275       (7,336,230)       (1,234,255)

(continued)

                                            See notes to financial statements

                                                    TASTY FRIES, INC.
                                              (A Development Stage Company)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                     OCTOBER 18, 1985 (INCEPTION) TO JUlY 31, 2001
----------------------------------------------------------------------------------------------------------
(continued)
                                                                                                               Deficit
                                                                                        Accumulated             Total
                                                                                          in the            Stockholders'
                                                        Common         Additional       Development            Equity
                                                        Stock        Paid-in Capital        Stage           (Deficiency)
                                                     -----------       -----------       -----------        -----------
BALANCE, JANUARY 31, 1997
    (BROUGHT FORWARD)                                      4,700         6,097,275        (7,336,230)        (1,234,255)

ISSUED 1,500,000 SHARES FOR
    NON-RECURRING COMPENSATION                             1,500         1,029,750              --            1,031,250

ISSUED 167,083 SHARES                                        167            80,650              --               80,817

ISSUED 955,000 SHARES FOR SERVICES                           955         1,317,545              --            1,318,500

ISSUED 43,750 SHARES FOR
    LITIGATION SETTLEMENT                                     44            54,644              --               54,688

ISSUED 700,000 SHARES FOR
    CONVERTIBLE NOTES                                        700           566,979              --              567,679

ISSUED 452,772 SHARES FOR
    REPAYMENT OF NOTES PAYABLE                               452           523,587              --              524,039

ISSUED 120,000 SHARES FOR
    REPAYMENT OF NOTES PAYABLE,
    OFFICER/DIRECTOR                                         120           175,830              --              175,950

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 1998                                        --                --          (5,074,155)        (5,074,155)
                                                     -----------       -----------       -----------        -----------

BALANCE, JANUARY 31, 1998                                  8,638         9,846,260       (12,410,385)        (2,555,487)

ISSUED 2,251,307 SHARES                                    2,252         1,299,526              --            1,301,778

ISSUED 5,586,150 SHARES FOR
    CONVERTIBLE NOTES                                      5,586         3,129,504              --            3,135,090

ISSUED 42,704 SHARES FOR
    INTEREST ON CONVERTIBLE NOTES                             43            26,385              --               26,428

ISSUED 1,226,815 SHARES FOR SERVICES                       1,227           490,652              --              491,879

ISSUED 250,000 SHARES FOR
    REPURCHASE OF DISTRIBUTORSHIP                            250           124,750              --              125,000

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 1999                                        --                --          (3,512,124)        (3,512,124)
                                                     -----------       -----------       -----------        -----------

BALANCE, JANUARY 31, 1999
    (CARRIED FORWARD)                                     17,996        14,917,077       (15,922,509)          (987,436)

(continued)

                                    See notes to financial statements

                                                    TASTY FRIES, INC.
                                              (A Development Stage Company)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                     OCTOBER 18, 1985 (INCEPTION) TO JUlY 31, 2001
-----------------------------------------------------------------------------------------------------------------------
(continued)
                                                                                                             Deficit
                                                                                           Accumulated        Total
                                                                                              in the       Stockholders'
                                                              Common       Additional       Development       Equity
                                                              Stock      Paid-in Capital      Stage        (Deficiency)
                                                          ------------    ------------    ------------     ------------
BALANCE, JANUARY 31, 1999
    (AS RESTATED) (BROUGHT FORWARD)                             17,996      14,917,077     (15,922,509)        (987,436)

ISSUED 3,789,000 SHARES                                          3,789       1,624,291            --          1,628,080

ISSUED 250,000 SHARES FOR
    LITIGATION SETTLEMENT                                          250         124,750            --            125,000

ISSUED 6,184,405 SHARES FOR SERVICES                             6,184       2,799,214            --          2,805,398

ISSUED 500,000 SHARES FOR
    REPURCHASE OF DISTRIBUTORSHIP                                  500         249,500            --            250,000

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 2000                                              --              --        (5,783,657)      (5,783,657)
                                                          ------------    ------------    ------------     ------------
BALANCE, JANUARY 31, 2000                                       28,719      19,714,832     (21,706,166)      (1,962,615)

ISSUED 3,660,000 SHARES                                          3,660       1,228,140            --          1,231,800

ISSUED 3,155,000 SHARES FOR SERVICES                             3,155       1,312,312            --          1,315,467

ISSUED 4,000,000 SHARES FOR
    REPAYMENT OF NOTE PAYABLE                                    4,000       1,596,000            --          1,600,000

ISSUED 1,200,000 SHARES FOR
    PAYMENT OF ACCRUED EXPENSES                                  1,200         548,800            --            550,000

NET LOSS FOR THE YEAR ENDED
    JANUARY 31, 2001                                              --              --        (3,792,684)      (3,792,684)
                                                          ------------    ------------    ------------     ------------
BALANCE, JANUARY 31, 2001                                       40,734      24,400,084     (25,498,850)      (1,058,032)

ISSUED 200,000 SHARES (UNAUDITED)                                  200          83,800            --             84,000

ISSUED 1,957,500 SHARES FOR SERVICES
    (UNAUDITED)                                                  1,958         761,318            --            763,276

NET LOSS FOR THE THREE MONTHS (UNAUDITED)                         --              --          (925,582)        (925,582)
                                                          ------------    ------------    ------------     ------------
BALANCE, APRIL 30, 2001 (UNAUDITED)                             42,892      25,245,202     (26,424,432)      (1,136,338)

ISSUED 1,480,000 SHARES FOR
    REPAYMENT OF NOTE PAYABLE (UNAUDITED)                        1,480         368,520            --            370,000

ISSUED 500,000 SHARES FOR SERVICES (UNAUDITED)                     500         124,500            --            125,000

ISSUED 90,000 SHARES FOR
    LITIGATION SETTLEMENT (UNAUDITED)                               90          14,310            --             14,400

NET LOSS FOR THE THREE MONTHS (UNAUDITED)                         --              --          (387,411)        (387,411)
                                                          ------------    ------------    ------------     ------------
BALANCE, JULY 31, 2001 (UNAUDITED)                        $     44,962    $ 25,752,532    $(26,811,843)    $ (1,014,349)
                                                          ============    ============    ============     ============

                                            See notes to financial statements

                                                         TASTY FRIES, INC.
                                                   (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS
                                     FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2001 AND 2000
                                         AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2001
                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                    Cumulative       Six Months Ended          Three Months Ended
                                                                      Since     -------------------------   ----------------------
                                                                     Inception     2001           2000          2001        2000
                                                                 ------------   -----------   -----------   ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES                             $(26,811,843)  $(1,312,993)  $(1,801,969)  $(387,411)  $ (822,061)
   Net loss
   Adjustments to reconcile net loss to net cash used
     in operating activities
        Depreciation and amortization                                 307,707         3,209         5,442       1,606        2,646
        Common stock issued for services                            9,027,856       873,276       665,949     125,000      426,249
        Common stock issued for litigation settlement                 664,089        14,400          --        14,400         --
        Stock purchase discount                                     1,803,052        29,000       262,350        --          7,500
        Common stock issued for interest on convertible notes       1,129,196          --            --          --           --
        Common stock issued for repurchase of distributorships        250,000          --            --          --           --
        Accrued interest on notes and convertible notes payable       398,576          --            --          --           --
        (Increase) decrease in assets
           Prepaid expenses                                           (18,623)      (18,623)         --       (18,623)        --
           Other assets                                                  --            --          (5,000)       --           --
        Increase (decrease) in liabilities
           Accounts payable and accrued expenses                    1,158,817        43,753       (35,818)    181,378       40,233
           Unearned revenue                                           320,000          --         120,000        --           --
                                                                 ------------   -----------   -----------   ---------   ----------
     NET CASH USED IN OPERATING ACTIVITIES                        (11,771,173)     (367,978)     (789,046)    (83,650)    (345,433)
                                                                 ------------   -----------   -----------   ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and office equipment                       (77,695)         --            --          --           --
     Loan costs                                                      (236,856)         --            --          --           --
                                                                 ------------   -----------   -----------   ---------   ----------
     NET CASH USED IN INVESTING ACTIVITIES                           (314,551)         --            --          --           --
                                                                 ------------   -----------   -----------   ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from convertible notes payable                        2,600,000          --            --          --           --
     Issuance of common stock                                       8,250,173        70,000       875,000        --        275,000
     Costs of raising capital                                        (318,700)         --            --          --           --
     Loan payable, officers                                           111,000       211,000          --        56,000         --
     Note payable, current                                          1,363,251          --            --          --           --
     Officer/director note                                             80,000          --          24,000        --           --
                                                                 ------------   -----------   -----------   ---------   ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                     12,085,724       281,000       899,000      56,000      275,000
                                                                 ------------   -----------   -----------   ---------   ----------

INCREASE (DECREASE) IN CASH (CARRIED FORWARD)                            --         (86,978)      109,954     (27,650)     (70,433)

(continued)

                                              See notes to financial statements

                                                         TASTY FRIES, INC.
                                                   (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS
                                     FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2001 AND 2000
                                         AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2001
                                                            (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
(continued)
                                                                    Cumulative       Six Months Ended          Three Months Ended
                                                                      Since     -------------------------   ----------------------
                                                                     Inception     2001           2000          2001        2000
                                                                   ------------   -----------   -----------   ---------   ----------
INCREASE (DECREASE) IN CASH (BROUGHT FORWARD)                               --       (86,978)     109,954     (27,650)     (70,433)

CASH, BEGINNING OF PERIOD                                                   --        86,978       10,703      27,650      191,090
                                                                      ----------  ----------   ----------  ----------   ----------

CASH, END OF PERIOD                                                   $     --    $     --     $  120,657  $     --     $  120,657
                                                                      ==========  ==========   ==========  ==========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

        Cash paid during the period for interest                      $   54,803  $     --     $     --    $     --     $     --
                                                                      ==========  ==========   ==========  ==========   ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH
     FINANCING ACTIVITIES

        Issuance of common stock for services                         $9,027,856  $  873,276   $  665,949  $  125,000   $  426,249
        Issuance of common stock for conversion of note payable        2,675,000        --           --          --           --
        Issuance of common stock for repurchase of distributorship       475,000        --           --          --           --
        Issuance of common stock for litigation settlement               664,089      14,400         --        14,400         --
        Accrued interest on notes payable                                398,577        --           --          --           --
        Issuance of common stock to pay accrued expenses                 550,000        --           --          --           --
        Issuance of common stock to pay note payable                   1,270,000     370,000         --       370,000         --

                                               See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1        BASIS OF PRESENTATION

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

NOTE 2        DESCRIPTION OF BUSINESS

              The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to July 31, 2001 totaling ($4,357,110.). The Company has placed five machines throughout the greater Portsmouth, NH. vicinity. No significant revenue has been received from these machines. The Company is in the process integrating field data into the completion of an additional 20 machines. The costs associated with the production of the machines have been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

NOTE 3        RECLASSIFICATION

              The financial statements for the six months ended July 31, 2000 include a reclassification of consulting fees ($22,000) and stock purchase discounts ($262,000). Consulting fees have been reclassified as a research, machine and product development cost and stock purchase discounts have been separately stated in the statements of operations. These reclassifications conform with the presentation for the period ended July 31, 2001.

NOTE 4        RESTATEMENT

              The financial statements for the three months ended April 30, 2001 have been restated. The prior financial statements incorrectly reported the issuance of 1,200,000 shares of stock with a stock purchase discount of $319,000. The correction restates the issuance of 200,000 shares of stock with a stock purchase discount of $29,000.




                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2001

                                                    AS ORIGINALLY
                                                       REPORTED     AS RESTATED
                                                     -----------    -----------
Revenue                                              $      --      $      --

Costs and expenses
         Research, machine and product development       428,060        428,060
         Selling, general and administrative             456,450        456,450
                                                     -----------    -----------

         Total cost and expenses                         884,510        884,510
                                                     -----------    -----------

Loss before other income (expense)                      (884,510)      (884,510)
                                                     -----------    -----------
Other income (expense)
         Stock purchase discount                         (29,000)      (319,000)
         Interest expense                                (12,072)       (12,072)
                                                     -----------    -----------

         Total other income (expense)                    (41,072)      (331,072)
                                                     -----------    -----------

Net loss                                             $  (925,582)   $(1,215,582)
                                                     -----------    -----------