Form 10QSB
period 2001-10-31
TASTY FRIES INC
filed 2001-12-14
CIK 791885

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

                     For the Quarter Ended October 31, 2001
                         Commission File No. 33-4460-NY

                           --------------------------

                                TASTY FRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                            -------------------------

            NEVADA                                        65-0259052
   -----------------------------            -----------------------------------
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


   As of October 31, 2001: 46,461,511 shares of common stock were outstanding.


                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                       OCTOBER 31,    January 31,
                                                                          2001           2001
                                                                       (UNAUDITED)    (Audited)
                                                                      ------------   ------------
       ASSETS
CURRENT ASSETS
        Cash ......................................................   $        181   $     86,978
        Prepaid expenses ..........................................         16,195           --
                                                                      ------------   ------------
        TOTAL CURRENT ASSETS ......................................         16,376         86,978

FURNITURE AND OFFICE EQUIPMENT, net of
        accumulated depreciation of $72,456, October 31, 2001
        and $67,641, January 31, 2001 .............................          5,239         10,054
                                                                      ------------   ------------
TOTAL ASSETS ......................................................   $     21,615   $     97,032
                                                                      ============   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
              DEFICIENCY

CURRENT LIABILITIES
        Accounts payable and accrued expenses .....................   $    516,759   $    565,064
        Loans payable .............................................        292,473        270,000
                                                                      ------------   ------------
        TOTAL CURRENT LIABILITIES .................................        809,232        835,064
                                                                      ------------   ------------
UNEARNED REVENUE ..................................................        320,000        320,000
                                                                      ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY DEFICIENCY
        Common stock, $.001 par value
              Authorized 50,000,000 shares
              Issued and outstanding 46,461,511 shares, October 31,
                    2001 and 40,734,011 shares, January 31, 2001 ..         46,462         40,734
        Additional paid-in capital ................................     26,051,031     24,400,084
        Deficit accumulated in the development stage ..............    (27,205,111)   (25,498,850)
                                                                      ------------   ------------
        TOTAL STOCKHOLDERS' EQUITY DEFICIENCY .....................     (1,107,617)    (1,058,032)
                                                                      ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY .............   $     21,615   $     97,032
                                                                      ============   ============


                        See notes to financial statements


                                                        TASTY FRIES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                     AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2001
                                                           (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------


                                                    Cumulative      Nine Months Ended October 31    Three Months Ended October 31
                                                      Since         ----------------------------    -----------------------------
                                                    Inception           2001            2000           2001             2000
                                                   ------------     ------------    -------------   -----------     -------------
REVENUES ........................................   $    --         $     --        $    --        $    --          $     --
                                                    ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES
        Research, machine and product development      4,363,490         595,088         291,801           6,380          45,271
        Selling, general and administrative .....     19,092,377       1,049,758       1,664,621         393,061         429,551
                                                    ------------    ------------    ------------    ------------    ------------
        TOTAL COSTS AND EXPENSES ................     23,455,867       1,644,846       1,956,422         399,441         474,822
                                                    ------------    ------------    ------------    ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE) ..............    (23,455,867)     (1,644,846)     (1,956,422)       (399,441)       (474,822)
                                                    ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
        Interest income .........................         21,274          --             --              --               --
        Forfeited distributor deposits ..........         15,000          --             --              --               --
        Stock purchase discount .................     (1,803,052)        (29,000)       (262,350)        --               --
        Interest income (expense) ...............     (1,982,466)        (32,415)       (106,394)          6,173         (48,375)
                                                    ------------    ------------    ------------    ------------    ------------
        TOTAL OTHER INCOME (EXPENSE) ............     (3,749,244)        (61,415)       (368,744)          6,173         (48,375)
                                                    ------------    ------------    ------------    ------------    ------------
NET LOSS ........................................   $(27,205,111)   $ (1,706,261)   $ (2,325,166)   $   (393,268)   $   (523,197)
                                                    ============    ============    ============    ============    ============
NET LOSS PER SHARE OF COMMON STOCK ..............                   ($      0.04)   ($      0.08)   ($      0.01)   ($      0.02)
                                                                    ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING .............                     43,269,762      30,592,423      43,746,002      30,981,091
                                                                    ============    ============    ============    ============



                                               See notes to financial statements

                                         TASTY FRIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                           OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2001

=================================================================================================

                                                                          Deficit
                                                                        Accumulated     Total
                                                                          in the     Stockholders'
                                            Common     Additional      Development      Equity
                                             Stock    Paid-in Capital     Stage      (Deficiency)
                                         -----------  ---------------  -----------  --------------
BALANCE, FEBRUARY 1, 1991 ............   $   157,307  $  (156,307)    $    --        $    1,000

ISSUED 1,114,679 SHARES FOR NOTE
      CONVERSION .....................        11,147     113,853           --           125,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1992 ...............         --         --           (198,425)       (198,425)
                                         -----------  ----------      ---------      ----------
BALANCE, JANUARY 31, 1992 ............       168,454     (42,454)      (198,425)        (72,425)

ISSUED 4,275,000 SHARES ..............        42,750     457,250           --           500,000

ISSUED 150,000 SHARES FOR SERVICES ...         1,500      36,000           --            37,500

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1993 ...............        --          --           (773,304)       (773,304)
                                         -----------  ----------      ---------      ----------
BALANCE, JANUARY 31, 1993 ............       212,704     450,796       (971,729)       (308,229)

ISSUED 7,600,000 SHARES ..............        76,000     464,000           --           540,000

ISSUED 220,000 SHARES FOR SERVICES ...         2,200       --              --             2,200

REDEEMED 3,145,000 SHARES ............       (31,450)     31,450           --            --

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1994 ...............         --         --           (658,820)       (658,820)
                                          ----------  ----------     ----------      ----------
BALANCE, JANUARY 31, 1994 ............       259,454     946,246     (1,630,549)       (424,849)

ISSUED 3,129,999 SHARES ..............        31,300     547,950           --           579,250

ISSUED 2,151,622 SHARES FOR SERVICES .        21,516     121,294           --           142,810

ISSUED 1,000,000 SHARES FOR LITIGATION
       SETTLEMENT ....................        10,000     460,000           --           470,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1995 ...............         --         --         (2,148,933)     (2,148,933)
                                          -----------  -----------   ----------      ----------
BALANCE, JANUARY 31, 1995
      (CARRIED FORWARD) ..............       322,270   2,075,490     (3,779,482)    (1,381,722)

(continued)


                                      See notes to financial statements

                                      TASTY FRIES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                             OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2001

=============================================================================================

(continued)

                                                                     Deficit
                                                                    Accumulated    Total
                                                                      in the    Stockholders'
                                          Common     Additional     Development    Equity
                                          Stock     Paid-in Capital    Stage    (Deficiency)
                                       ----------   --------------- -----------  ------------
BALANCE, JANUARY 31, 1995
      (BROUGHT FORWARD) ............    $ 322,270    $2,075,490   $(3,779,482)  $(1,381,722)

ISSUED 21,815,000 SHARES ...........      218,150     1,054,350         --        1,272,500

ISSUED 6,733,502 SHARES FOR SERVICES       67,335       381,880         --          449,215

ISSUED 625,000 SHARES FOR LOAN
      CONVERSION ...................        6,250        43,750         --           50,000

ISSUED 1,000,000 SHARES FOR
      REPURCHASE OF DISTRIBUTORSHIP        10,000        90,000         --          100,000

REVERSE STOCK SPLIT ................     (620,885)      620,885         --           --

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1996 .............         --           --       (1,384,488)   (1,384,488)
                                        ---------    ----------    ----------    ----------
BALANCE, JANUARY 31, 1996 ..........        3,120     4,266,355    (5,163,970)     (894,495)

ISSUED 1,455,000 SHARES ............        1,455     1,506,045         --        1,507,500

ISSUED 125,000 SHARES FOR SERVICES .          125       324,875         --          325,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1997 .............         --           --       (2,172,260)   (2,172,260)
                                        ---------    ----------    ----------    ----------
BALANCE, JANUARY 31, 1997
      (CARRIED FORWARD) ............        4,700     6,097,275    (7,336,230)   (1,234,255)


(continued)

                                 See notes to financial statements


                                     TASTY FRIES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                            OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2001

====================================================================================================

(continued)

                                                                        Deficit
                                                                       Accumulated        Total
                                                                         in the       Stockholders'
                                             Common    Additional      Development        Equity
                                             Stock    Paid-in Capital    Stage         (Deficiency)
                                            -------   --------------- ------------    -------------
BALANCE, JANUARY 31, 1997
      (BROUGHT FORWARD) ............       $ 4,700     $6,097,275    $(7,336,230)     $(1,234,255)

ISSUED 1,500,000 SHARES FOR
      NON-RECURRING COMPENSATION ...         1,500      1,029,750         --            1,031,250

ISSUED 167,083 SHARES ..............           167         80,650         --               80,817

ISSUED 955,000 SHARES FOR SERVICES .           955      1,317,545         --            1,318,500

ISSUED 43,750 SHARES FOR
      LITIGATION SETTLEMENT ........            44         54,644         --               54,688

ISSUED 700,000 SHARES FOR
      CONVERTIBLE NOTES ............           700        566,979         --              567,679

ISSUED 452,772 SHARES FOR
      REPAYMENT OF NOTES PAYABLE ...           452        523,587         --              524,039

ISSUED 120,000 SHARES FOR
      REPAYMENT OF NOTES PAYABLE,
      OFFICER/DIRECTOR .............           120        175,830         --              175,950

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1998 .............          --           --         (5,074,155)      (5,074,155)
                                          --------    -----------    -----------      -----------
BALANCE, JANUARY 31, 1998 ..........         8,638      9,846,260    (12,410,385)      (2,555,487)

ISSUED 2,251,307 SHARES ............         2,252      1,299,526         --            1,301,778

ISSUED 5,586,150 SHARES FOR
      CONVERTIBLE NOTES ............         5,586      3,129,504         --            3,135,090

ISSUED 42,704 SHARES FOR
      INTEREST ON CONVERTIBLE NOTES             43         26,385         --               26,428

ISSUED 1,226,815 SHARES FOR SERVICES         1,227        490,652         --              491,879

ISSUED 250,000 SHARES FOR
      REPURCHASE OF DISTRIBUTORSHIP            250        124,750         --              125,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 1999 .............          --           --         (3,512,124)      (3,512,124)
                                          --------    -----------    -----------      -----------
BALANCE, JANUARY 31, 1999
      (CARRIED FORWARD) ............        17,996     14,917,077    (15,922,509)      (987,436)


(continued)


                                        See notes to financial statements


                                         TASTY FRIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                            OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2001

==================================================================================================

(continued)
                                                                       Deficit
                                                                      Accumulated       Total
                                                                        in the       Stockholders'
                                             Common    Additional      Development      Equity
                                             Stock    Paid-in Capital    Stage      (Deficiency)
                                            -------   --------------- ------------  --------------
BALANCE, JANUARY 31, 1999
      (AS RESTATED) (BROUGHT FORWARD)   $    17,996    $14,917,077  $(15,922,509)    $  (987,436)

ISSUED 3,789,000 SHARES .............         3,789      1,624,291         --          1,628,080

ISSUED 250,000 SHARES FOR
      LITIGATION SETTLEMENT .........           250        124,750         --            125,000

ISSUED 6,184,405 SHARES FOR SERVICES          6,184      2,799,214         --          2,805,398

ISSUED 500,000 SHARES FOR
      REPURCHASE OF DISTRIBUTORSHIP .           500        249,500         --            250,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 2000 ..............        --            --          (5,783,657)    (5,783,657)
                                        -----------    -----------    -----------    -----------

BALANCE, JANUARY 31, 2000 ...........        28,719     19,714,832    (21,706,166)    (1,962,615)

ISSUED 3,660,000 SHARES .............         3,660      1,228,140         --          1,231,800

ISSUED 3,155,000 SHARES FOR SERVICES          3,155      1,312,312         --          1,315,467

ISSUED 4,000,000 SHARES FOR
      REPAYMENT OF NOTE PAYABLE .....         4,000      1,596,000         --          1,600,000

ISSUED 1,200,000 SHARES FOR
      PAYMENT OF ACCRUED EXPENSES ...         1,200        548,800         --            550,000

NET LOSS FOR THE YEAR ENDED
      JANUARY 31, 2001 ..............        --             --         (3,792,684)    (3,792,684)
                                        -----------    -----------    -----------    -----------

BALANCE, JANUARY 31, 2001 ...........        40,734     24,400,084    (25,498,850)    (1,058,032)

ISSUED 200,000 SHARES (UNAUDITED) ...           200         83,800         --             84,000

ISSUED 1,957,500 SHARES FOR SERVICES
      (UNAUDITED) ...................         1,958        761,318         --            763,276

NET LOSS FOR THE THREE MONTHS
      (UNAUDITED) ...................        --             --           (925,582)      (925,582)
                                        -----------    -----------    -----------    -----------
BALANCE, APRIL 30, 2001 (UNAUDITED) .        42,892     25,245,202    (26,424,432)    (1,136,338)


                                     See notes to financial statements


                                         TASTY FRIES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                            OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2001

===================================================================================================

(continued)

                                                                            Deficit
                                                                          Accumulated      Total
                                                                            in the      Stockholders'
                                              Common       Additional     Development      Equity
                                               Stock     Paid-in Capital    Stage        (Deficiency)
                                            ---------    --------------- ------------   --------------
BALANCE, APRIL 30, 2001
      (BROUGHT FORWARD) .............     $   42,892    $ 25,245,202    $(26,424,432)   $ (1,136,338)

ISSUED 1,480,000 SHARES FOR
      REPAYMENT OF NOTE PAYABLE
      (UNAUDITED) ...................          1,480         368,520          --             370,000

ISSUED 500,000 SHARES FOR SERVICES
      (UNAUDITED) ...................            500         124,500          --             125,000

ISSUED 90,000 SHARES FOR LITIGATION
      SETTLEMENT (UNAUDITED) ........             90          14,310          --              14,400

NET LOSS FOR THE THREE MONTHS

      (UNAUDITED) ...................         --             --             (387,411)       (387,411)
                                          ----------    ------------    ------------    ------------

BALANCE, JULY 31, 2001 (UNAUDITED) ..         44,962      25,752,532     (26,811,843)     (1,014,349)

ISSUED 1,500,000 SHARES FOR SERVICES
      (UNAUDITED) ...................          1,500         298,500          --             300,000

NET LOSS FOR THE THREE MONTHS
      (UNAUDITED) ...................         --             --             (393,268)       (393,268)
                                          ----------    ------------    ------------    ------------
BALANCE, OCTOBER 31, 2001 (UNAUDITED)     $   46,462    $ 26,051,032    $(27,205,111)   $ (1,107,617)
                                          ==========    ============    ============    ============


                                  See notes to financial statements


                                  TASTY FRIES, INC.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                   FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                       AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2001
                                   (UNAUDITED)

===================================================================================================================================

                                                           Cumulative   Nine Months Ended October 31  Three Months Ended October 31
                                                              Since     ----------------------------  -----------------------------
                                                            Inception        2001           2000            2001           2000
                                                           ----------   --------------    ----------  -------------    ------------
Cash flows from operating activities
       Net loss ........................................   $(27,205,111)   $(1,706,261)   $(2,325,166)   $ (393,268)   $ (523,197)
       Adjustments to reconcile net loss to net cash
         used in operating activities
           Depreciation and amortization ...............        309,312          4,815          7,823         1,605         2,381
           Common stock issued for services ............      9,327,856      1,173,276        896,618       300,000       230,669
           Common stock issued for litigation settlement        664,089         14,400         --            --            --
           Stock purchase discount .....................      1,803,052         29,000        262,350        --            --
           Common stock issued for interest on
             convertible notes .........................      1,129,196         --             --            --            --
           Common stock issued for repurchase
             of distributorships .......................        250,000         --             --            --            --
           Accrued interest on notes and
             convertible notes payable .................        398,576         --             --            --            --
           (Increase) decrease in assets
                Prepaid expenses .......................        (16,194)       (16,194)        --             2,429        --
                Other assets ...........................         --             --             (5,000)       --            --
           Increase (decrease) in liabilities
                Accounts payable and accrued expenses ..      1,066,758        (48,306)        55,303       (92,059)       91,121
                Unearned revenue .......................        320,000         --            120,000        --            --
                                                           ------------    -----------    -----------    ----------    ----------
       Net cash used in operating activities............    (11,952,466)      (549,270)      (988,072)     (181,293)     (199,026)
                                                           ------------    -----------    -----------    ----------    ----------
Cash flows from investing activities
       Purchase of furniture and office equipment ......        (77,695)        --             --            --            --
       Loan costs ......................................       (236,856)        --             --            --            --
                                                           ------------    -----------    -----------    ----------    ----------
       Net cash used in investing activities............       (314,551)        --             --            --            --
                                                           ------------    -----------    -----------    ----------    ----------
Cash flows from financing activities
       Proceeds from convertible notes payable .........      2,600,000         --             --            --            --
       Issuance of common stock ........................      8,250,173         70,000        875,000        --            --
       Costs of raising capital ........................       (318,700)        --             --            --            --
       Loans payable ...................................        292,474        392,473         --           181,474        --
       Note payable, current ...........................      1,363,251         --            150,000        --           150,000
       Officer/director note............................         80,000         --             24,000        --            --
                                                           ------------    -----------    -----------    ----------    ----------
       Net cash provided by financing activities .......     12,267,198        462,473      1,049,000       181,474       150,000
                                                           ------------    -----------    -----------    ----------    ----------
Increase (decrease) in cash (carried forward) ..........            181        (86,797)        60,928           181       (49,026)


(continued)


                                             See notes to financial statements


                                    TASTY FRIES, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                   FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                     AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2001
                                      (UNAUDITED)

===========================================================================================================================

(continued)


                                                       Cumulative       Nine Months Ended      Three Months Ended October 31
                                                          Since       ----------------------   -----------------------------
                                                        Inception        2001          2000        2001             2000
                                                       ----------     ----------    --------   ------------      -----------
Increase (decrease) in cash (brought forward) ....   $       181    $   (86,797)  $    60,928   $       181    $  (49,026)
                                                                                                                       181
Cash, beginning of period ........................         --            86,978        10,703         --           120,657
                                                     -----------    -----------   -----------   -----------    -----------
Cash, end of period ..............................   $       181    $       181   $    71,631   $       181    $    71,631
                                                     ===========    ===========   ===========   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

     Cash paid during the period for interest ....   $    54,803    $      --     $      --     $      --      $      --
                                                     ===========    ===========   ===========   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES
      Issuance of common stock for services ......   $ 9,452,856    $ 1,173,276   $   896,618   $   300,000    $   230,669
      Issuance of common stock for conversion
        of note payable ..........................     2,675,000           --            --            --             --
      Issuance of common stock for repurchase
        of distributorship .......................       475,000           --            --            --             --
      Issuance of common stock for litigation
        settlement ...............................       664,089         14,400          --            --             --
      Accrued interest on notes payable ..........       398,577           --            --            --             --
      Issuance of common stock to pay
        accrued expenses .........................       550,000           --            --            --             --
      Issuance of common stock to pay note payable     1,270,000        370,000          --            --             --



                                           See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2001
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

NOTE 2 DESCRIPTION OF BUSINESS

     The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to October 31, 2001 totaling ($4,363,490.). The Company has placed five machines throughout the greater Portsmouth, NH. vicinity. No significant revenue has been received from these machines. The Company is in the process of integrating field data into the completion of an additional 20 machines. The costs associated with the production of the machines have been charged to research, machine and product development costs. The Company has no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

NOTE 3 RECLASSIFICATION

     The financial statements for the nine months ended October 31, 2000 include a reclassification of consulting fees ($22,000) and stock purchase discounts ($262,000). Consulting fees have been reclassified as a research, machine and product development cost and stock purchase discounts have been separately stated in the statements of operations. These reclassifications conform with the presentation for the period ended October 31, 2001.

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

     While management originally anticipated that the April 1998 financing would allow it to complete the initial production of machines, new and additional financing will be necessary. Further, the Company will need to secure additional funds to allow it to enter into its second production run of machines, in line with management's current plan of operation. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand its marketing efforts over the next 12 months. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

     The Company has, in the past, issued shares of common stock and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

ITEM 3. FORWARD-LOOKING STATEMENTS

     When used in this report and in future filings by the Company with the Commission, in the Registrant's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including the Company's liquidity constraints, potential increases in manufacturing costs and delays, pending litigation, availability of raw materials, competition, demand for the Machine and other proprietary products, and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that actual results for future periods may differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake -- and specifically, declines any obligation -- to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May 1991, the Company entered into a joint venture agreement with California Food and Vending, Inc. ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The companies planned to work together in the manufacturing and marketing of a French fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained its distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000, which has been paid; issue 250,000 shares of its common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 for each machine produced thereafter and $.25 for each pound of potato product sold by Tasty Fries, Inc.

     On August 28, 1996, the Company, Edward C. Kelly and Premier Design, Ltd., were added as defendants to a civil lawsuit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the French fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The dismissal was reversed on appeal by the Federal Court and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The claims against Edward C. Kelly and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserts that the Company had usurped its basic trade secrets by developing a French fry vending machine, which utilizes the Basic American Food potato product. The Company and Prize Frize, Inc. have since settled this lawsuit.

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



                                                Tasty Fries, Inc.






Date:  December 8, 2001                          Edward C. Kelly
                                                 President & Principal Financial
                                                 Officer