Form 10KSB/A
period 2002-01-31
TASTY FRIES INC
filed 2002-04-30
CIK 791885

FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _________ to __________

                         Commission File No. 33-4460-NY

                                ---------------

              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEVADA                          65-0259052
         ------------------------------    -----------------------------
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

Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:  None
                                                         ------

The aggregate market value of the common voting stock held by non-affiliates as of January 2002: Not Determinable.
                 -----------------

Shares outstanding of the registrant's common stock as of January 31, 2002:
59,171,758 shares.

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

(B) BUSINESS OF THE COMPANY

    GENERAL

    The Company has developed a patented French fry vending machine (the "Machine"). The Company intends to manufacture and market the machine in both domestic and international markets through a combination of exclusive, territorial distributorships and traditional sales to established companies in the vending industry. The Company may also own and operate machines itself. The Machines are expected to be located in high-traffic locations that have historically been successful for vending operators, such as universities, airports, bus and train stations, high schools, military bases, industrial locations and recreational venues.

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

DESIGN AND MANUFACTURING HISTORY

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

    In December 1994, having completed much of the design and development of the new Machine, the parties amended the original manufacturing contract (the "Premier Amendment"). The Premier Amendment described the terms under which Premier would manufacture the 10 prototype models of the new machine and begin manufacture of the production units.

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

    The Company's 50% share of the development costs were later determined to be $650,000. The Company has paid $350,000 to Premiere towards its 50% share of the development costs. Premiere will also receive $250 per machine manufactured by the third party.

    In the spring of 1996, the Company and Premier agreed that Premier would be unable to manufacture the Machines under the terms of the Premier Amendment. On June 17, 1996, the Company announced its intention to award the manufacturing contract for the Machine to S&H Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party, and subsequently entered into a non-exclusive manufacturing agreement with S&H for such purpose. S&H is a contract-manufacturer, which specializes in the assembly and testing of electro-mechanical assemblies and equipment. Subsequently the contract was cancelled. In January 2000, the Company opened an assembly facility in Portsmouth, New Hampshire and hired sub-contractors to produce the first twenty-five units. In November 2001 the Company contracted with ACE Metal Products, Inc. an unaffiliated third party to produce the first run production models of its machines. ACE Metal Products, Inc. is a UL certified manufacturing company located in Turlock, California.

PRE-PRODUCTION TOOLING

    The pre-production tooling stage for the machine is a critical element of the process of getting the machine into commercial production. The Tasty Fries device is comprised of approximately 3,100 individual parts. A portion of these parts are basic, "off-the-shelf" manufacturing components such as hardware, lighting and electrical components. However, approximately 75% of the components are customized parts that require a subcontract supplier to manufacture specifically for Tasty Fries. Because of the costs associated with manufacturing these custom-designed parts, the most critical components have been designed to be tooled, molded or cast by the various suppliers. While very costly and time-consuming in the front-end of a project, the tooling of various component parts will: (a) ensure the consistency and quality of the machine's critical parts and (b) greatly reduce the unit costs of both the individual parts and the overall machine, as production volume increases. As with the overall business plan, the tooling process itself has been delayed over the past 18-24 months due to the lack of capital available to complete the process.

    The pre-production tooling stage is complete. The Company will produce a tabletop model of the machine. Modifying the existing machine for tabletop use and ordering tooling will cost approximately $200,000 to $300,000. Customized parts will be marketed to operators of the machine, be they owners or leasees. No third parties will have any interest in the sale of the parts. The Company is unable to estimate when sale of the parts might commence but when they do, revenues are not expected to be significant.

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

    The existing distributorship agreements essentially require an up-front payment and minimum annual payments usually over the life of the contract. Distributors must also pay a specified sum per Machine purchased as a credit toward the minimum annual payments. Most distributorship agreements require a minimum number of Machines to be purchased per year.

    The Company has sold or granted an aggregate of 15 territorial distributorships. In the course of normal business, some of these distributorships have been reacquired by the Company and others have been terminated due to default on behalf of the distributor. There are currently 3 distributorships, which have not been terminated or reacquired. The distributors' obligations to make further payments, after tendering the initial deposit required upon execution of the distributorship agreement, is conditioned on the Company's ability to ship its Machines and related products. Management believes that once commercial production of Machines is commenced and the distributors' are notified and required to place orders for Machines, some distributors' may be financially unable to do so or may simply elect not to purchase Machines and effectuate their respective agreement.

    The Company retained the services of Claridge Capital Corporation to assist with Marketing, Sales and web site development and maintenance. Claridge's services were effectively terminated in November 2001. The Company hired IC Ads, Inc. to develop and maintain the Company's new web site (www.tastyfries.com).

CALIFORNIA FOOD & VENDING, INC.

    In May 1991, the Company entered into a joint venture agreement with California Food & Vending ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The companies planned to work together in the manufacturing and marketing of a French fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000 which has been paid; issue 250,000 shares of our common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 per machine indefinitely thereafter and $.25 for each pound of potato product sold by Tasty Fries. On January 21, 2002, the Company and CFV entered into a settlement agreement extinguishing any and all CFV's future royalties, including but not limited to payments for machines produced and potato product. The Company is obligated to pay CFV a total of $1,500,000 payable in quarterly installments over a two year term.

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

AVAILABILITY OF RAW MATERIALS

    The raw materials or inputs used by the machine in the production of each serving of fries are: potato product, cooking oil, water, serving cups and condiments. Management believes that the oil, condiments and serving cups used in the dispensing of French fries are readily available from its current suppliers. In the event that one or more of these materials were to be unavailable from a current supplier, the Company is confident that comparable substitute products would be available from other suppliers. The Company presently purchases potato product from Nestle Netherlands BV and has entered into a contract with them for the purchase of the product. At such time in the future as may be warranted by the success of the business, the Company may elect to enter into the production of its own proprietary potato. SEE "POTATO PRODUCT."

PATENTS AND PROPRIETARY RIGHTS

    The Machine's inventor, Edward C. Kelly, is Tasty Fries' President and Chief Executive Officer and was issued a patent by the U.S. Patent and Trademark office in July 1996. In addition, the Company is seeking, but has not yet received, patent protection in Canada, Japan, and the European Patent office (which currently represents 17 European countries). The Company has applied and has received patent protection in Israel and Brazil; the Company is awaiting examinations of the European application; the Canadian and Japanese applications have been deferred, the Company can not estimate when these patents will be granted.

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

GOVERNMENTAL APPROVALS AND REGULATIONS

    The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine's design complies with National Sanitation Foundation ("NSF") guidelines as well as Underwriter's Laboratory ("UL") standards. The Machine has received UL (Underwriter's Laboratory), NAMA ( National Automated Merchandising Association) approval and will receive NSF approval prior to sale and installation. The Company has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. Management believes, although no assurance is given, that the required approvals from various regulatory agencies are obtainable and are not currently aware of anything that will delay the necessary approvals.

    Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture and operation of the machine.

RESEARCH AND DEVELOPMENT COSTS

    For the fiscal years ended January 31, 2002 and 2001, the Company incurred $1,760,000 and $1,094,000, respectively, in costs and expenses relating to the research and development of its machine.

    The Company could incur additional research and development costs over the next year should a counter top model of our French fry vending machine be introduced. No decision has been made regarding introduction of such a model. Projected costs to design and develop this model should not exceed $300,000 as much of the technology can be transferred from the standard vending machine.

PERSONNEL

    As of January 31, 2002, the Company had a total of three full-time employees. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations to support such additional expense. If hired, such additional employees may include a director of marketing, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months.

ITEM 2. PROPERTIES.

    The Company owns no properties. Since June 1994, it has leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. The Company's current lease commitments total approximately $2,085 per month until May 31, 2002. At the present time, management believes that this office space is sufficient; however, the Company may require additional space during the next 12 months. The Company also rented 2,500 square feet of space in an industrial park in Portsmouth, NH on a month to month lease at $850 per month, in November 2001 the Company ceased all business activities in New Hampshire and no longer leases any property within the State.

ITEM 3. LEGAL PROCEEDINGS.

    On August 28, 1996, the Company, Edward C. Kelly and Premier Design, Ltd. were added as defendants to a civil law suit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc., William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the French fry machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and Mr. Kelly; the case was dismissed on June 2, 1997. The Federal Court reversed the dismissal on appeal and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The claims against Edward C. Kelly and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserted that the Company usurped its trade secrets by developing a French fry vending machine, which utilized the Basic American Food potato product. The Company denied the allegations and vigorously defended the litigation. It was the opinion of the Company's counsel that Prize Frizes' lawsuit lacked merit and that the Company would prevail. As of October 1, 2001, a Settlement and Mutual General Release "Settlement Agreement") was entered into by and between the Company and Prize Frize, Inc. Under the Settlement Agreement, Prize Frize agreed to dismiss the litigation and release all claims, known and unknown, against the Company and its officers and directors. The Company paid no monies to Prize Frize in consideration for the Settlement Agreement or the dismissal of the action. The Company, however, granted Prize Frize a right of first refusal to supply all the Company's requirements for a Basic American Food ("BAF") potato product known as "Russet Fries" in the quantities requested by the Company and at its best possible and commercially reasonable price offered by any BAF distributor. If, however, Prize Frize is unable or unwilling to provide the Company with necessary quantities of the Russet Frize at said prices, the Company may purchase the Russet Fries from another source. Pursuant to the Settlement Agreement the litigation was subsequently dismissed with prejudice.

California Food & Vending

    In May 1991, the Company entered into a joint venture agreement with California Food & Vending ("CFV"), another vending and food service company with a high interest in the research and development of a French fry vending machine. The companies planned to work together in the manufacturing and marketing of a French fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000 which has been paid; issue 250,000 shares of our common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 per machine indefinitely thereafter and $.25 for each pound of potato product sold by Tasty Fries. On January 21, 2002, the Company and CFV entered into a settlement agreement extinguishing any and all CFV's future royalties, including but not limited to payments for machines produced and potato product. The Company is obligated to pay CFV a total of $1,500,000 payable in quarterly installments over a two year term.

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

                                          High Bid        Low Bid
                                          --------        -------
               FISCAL 2000
               -----------
               First Quarter               $ .87           $ .25
               Second Quarter              $ .78           $ .42
               Third Quarter               $ .84           $ .35
               Fourth Quarter              $ .73           $ .34

               FISCAL 2001
               -----------
               First Quarter               $ .73           $ .38
               Second Quarter                .54             .35
               Third Quarter                 .57             .32
               Fourth Quarter                .44             .20

               FISCAL 2002
               -----------
               First Quarter                 .47             .24
               Second Quarter                .37             .14
               Third Quarter                 .27             .10
               Fourth Quarter                .58             .09


(B) HOLDERS.

    The approximate number of record holders of the Company's common stock as of January 31, 2002 is 1,311.

(C) DIVIDENDS.

    The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    PLAN OF OPERATION

    The Company's basic business model is to market the Machines and the ancillary products that are required to prepare each serving of French fries. These ancillary products include the potato product, cooking oil, serving cups and condiments. The Company's long-term profitability and success will be driven to a significant degree by the revenue and accompanying profit to the Company associated with each and every vended portion sold from its installed base of Machines.

    With that business model in mind, the Company's current plan of operation is to market its products in both domestic and international markets through a combination of exclusive, territorial distributorships and traditional sales to established companies in the vending industry. The Company may also own and operate machines itself. Five machines were installed and operated in and around Portsmouth New Hampshire. The five machines were in operation for approximately 11 months. An additional 20 machines were assembled and ready for field testing. However, in November 2001 the Company ceased all business dealings in New Hampshire, pulled its machines from the field and transported them along with the Company's manufacturing equipment to ACE Metal Products, Inc. in Turlock California for the first run production.

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

Liquidity and Capital Resources

    At January 31, 2002, the Company had approximately $121,000 in cash.

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

    In April 1998, the Company entered into an agreement to receive $1,500,000 in proceeds from the sale of restricted stock to a U.S. corporation. The Company issued 3,000,000 post-split shares of common stock as consideration. The Company also issued warrants to purchase 1,500,000 post-split shares of common stock at an exercise price of $1.90; the warrants expired April 12, 2001. The Company also issued 150,000 post-split shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and the shares were issued into escrow, pending funding. As of January 31, 2002, the Company has received $1,425,000 of the total $1,500,000 financing and 2,850,000 of the total 3,000,000 shares have been released. The balance of the April 1998 financing agreement has been terminated by both parties.

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

    Subsequent to January 31, 2002, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

Results of Operations Fiscal Year Ending January 31, 2002, 2001 and 2000

    The company is still in the development stage and, as a result, has not realized any revenues, which would include the fiscal years ended January 31, 2002, 2001 and 2000.

    As a result of the company's financial condition, it frequently issues common stock to acquire various service. When the issue price is below the current market price, the company incurs stock purchase expense. In the years ended January 31, 2002, 2001 and 2000, stock purchase discount expense was $503,500, $993,300, and $471,907.

    The company maintains a staff of several personnel. Salary and related payroll tax expense for the years ended January 31, 2002, 2001 and 2000 were $525,000, $402,000 and $396,000, respectively. The increase from 2001 to 2002 was due substantially to bonus payments made to two employees and a salary increase.

    The company is dependent upon outside consultants to provide research and development, financial, and marketing expertise. As a result, expenses can fluctuate from year to year. Consulting expenses for the years ended January 31, 2002, 2001 and 2000 were $1,760,000, $1,028,000 and $1,765,000, respectively.

    The company incurs legal fees in connection with business negotiations and contract preparation, as well as certain instances of litigation. Legal expenses for the years ended January 31, 2002, 2001 and 2000 were $118,000, $525,000 and $642,000, respectively.

    The loss from operations for the years ended January 31, 2002, 2001 and 2000 was ($3,833,000), ($3,793,000) and ($5,784,000), respectively.

Consultants & Advisors

    The Company has in the past, and will in the future, retain consultants with significant experience in areas such as marketing, advertising and financing.

    In April 1996, the Company engaged L. Eric Whetstone to provide business consulting services. As compensation for these services, Mr. Whetstone received a one-time grant of 250,000 shares of restricted stock and an annual grant of 37,500 shares of restricted stock for the five-year period of the consulting agreement. In January 1998, the Company accelerated the payment of the annual compensation to Mr. Whetstone called for over the term of the five-year contract and issued him 175,000 shares of restricted stock. Also in January 1998, Mr. Whetstone was issued a warrant to purchase 1,000,000 shares of common stock. The warrants have an exercise price of $1.90 and an original expiration date of January 5, 2001. The warrants have since been extended until January 2004.

    The Company has in the past and continues to engage the services of USIS International Capital Corporation ("USIS") to provide business consulting services and to assist the Company with the introduction of its machine to the marketplace.

    The Company retained the services of Claridge Capital Corporation to assist with the Marketing, Sales and maintenance of the Company's web site. Claridge's services were effectively terminated in November 2001. The Company hired IC Ads, Inc. to develop and maintain the Company's new web site (www.tastyfries.com).

ITEM 7. FINANCIAL STATEMENTS.

    Audited balance sheets as of January 31, 2002 and 2001, and the related statements of operations, of stockholders' equity deficiency and of cash flows for the years ended January 31, 2002, 2001 and 2000 and for the period from October 18, 1985 (inception) to January 31, 2002 are included after Item 12 herein.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A) IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                                      Positions with
     Name                    Age             Company
     ----                    ---         --------------
  Edward C. Kelly             65         President, Chief Executive Officer,
                                         Treasurer and Chairman of the Board*

  Leonard J. Klarich          67         Vice President, Secretary and Director*

  Jurgen A. Wolf              67         Director*

  Ian D. Lambert              56         Director

  Kurt R. Ziemer              46         Director

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

IAN D. LAMBERT - Mr. Lambert was appointed as a director of the Company in July 1995 and was re-elected to the Board in September 1995. He is a Director of Quotemedia.com, Inc. ( formerly International Tasty Fries, Inc.) and until November 1996 was President of Yukon Spirit Mines Ltd. (subsequently renamed Gainey Resources Ltd.). Quotemedia.com and Gainey Resourses Ltd. are or were affiliated entities. Quotemedia.com has a distributorship agreement with the Company for a number of European countries; Gainey's (Yukon Spirit Mines, Ltd.) distribution agreement was reacquired by the Company in April 1998. Mr. Lambert has been involved with the financing and management of numerous resource and industrial based public companies, both in Canada and the U.S., since the early 1980's, and currently his positions in reporting companies include: Director, Covik Development Corp., (oil & gas exploration), April 1990 to present; Director, Trade Winds Resourses, Ltd. (mineral exploration), April 1990 to present; Director LiteWave Corp. (affinity marketing), February 1999 to present; Director, Sunorca Development Corp. (energy development), December 2000 to present; Director Quotemedia.com, Inc. (Quotestream software developer), May 1994 to present; Secretary Centurion Health Corpotation (medical services/clinic operations). SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

    None.

(D) FAMILY RELATIONSHIPS.

    Louis M. Kelly, Esquire was hired by the company as Operations Manager. Mr. Kelly has served as outside counsel to the Company and has a working knowledge of the business. Mr. Kelly is the son of Edward C. Kelly, President and CEO of the Company.


ITEM 10. EXECUTIVE COMPENSATION

(A) GENERAL

(B) SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION (1)

                             Fiscal Year
  Name &                       Ended                                  Restricted
Principal Position           January 31,        Salary       Bonus      Stock
------------------          ------------       --------      -----    ----------
                               2002            $240,000       $0
                               2001            $240,000       $0
Edward C. Kelly                2000            $240,000       $0
President, CEO
& Chairman (2)

Leonard J. Klarich             2001            $      0       $0
                               2000            $      0       $0
                               1999            $ 12,400       $0
Secretary, Director
& Vice President (3)

(1) There were no long-term incentive payments made in the year-ended January 31, 2002.


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


(3) This table does not include: (i) accrued director compensation of approximately $833 per month since September 1995; (ii) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995, (iii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan.

(C) OPTIONS/S.A.R. GRANTS TABLE

    OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 2002

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

(H) REPORT ON REPRICING OF OPTIONS/SARS

    None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

    The following table sets forth, as of January 31, 2002, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

       Name & Address of                  Amount & Nature of           Percent
       Beneficial Owner                  Beneficial Ownership         of Class
      -------------------                --------------------         ---------
     Edward C. Kelly                             2,020,000               3%
     650 Sentry Parkway, Suite One
     Blue Bell, PA  19422  (1)

     Whetstone Ventures Corp.                    2,895,500               5%
     11 Waterfront Estates, Estates Drive
     Lancaster, PA  19601  (2,3)

     L. Eric & Ilona Whetstone                   2,985,500               5%
     11 Waterfront Estates, Estates Drive
     Lancaster, PA  19601  (3)

     David Rights
     1095 Rydal Road
     Rydal, PA 19046                             4,800,000               8%

     Ahmad Zhobi
     U.A.E.                                      3,900,000               7%

     Zekra Zhobi                                 2,680,000               4%

-----------

(1) Does not include an option for 100,000 shares of common stock granted by the Board of Directors on July 1, 1998 exercisable until July 21, 2001 @ $.50 per share; options for 300,000 shares expiring ratably between June 10, 2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share. Options pursuant to Employment Contract. SEE "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

(2) Does not include 900,000 additional shares issued to Lancaster Investments pursuant to the terms of the April 1998 financing. These additional shares are being held in escrow pending the complete funding of the transaction and will be released from escrow on a pro-rata basis as the financing is completed. As of January 31, 2001, $1,425,000 of the total $1,500,000 financing has been received and 2,850,000 of the total 3,000,000 shares have been released. The balance of the April 1998 financing agreement has been terminated by both parties. SEE "LIQUIDITY AND CAPITAL RESOURCES".

(3) Includes 150,000 post-split shares of common stock issued to L. Eric Whetstone in connection with the April 1998 financing from Lancaster Investment Corp.

(B) SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth, as of April 26, 2001, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

   Name & Address of                  Amount & Nature of          Percent
   Beneficial Owner                  Beneficial Ownership         of Class
   -----------------                 --------------------         ---------
 Edward C. Kelly                            2,020,000                 3%
 650 Sentry Parkway, Suite One
 Blue Bell, PA  19422  (1)

 Leonard J. Klarich                           180,000                 0
 839 Claybrook Court
 Knoxville, TN  37923  (2)

 Jurgen A. Wolf                                                       0
 1285 West Pender Street
 Vancouver, B.C. Canada  (3)

 Ian D. Lambert                               281,978                 0
 c/o International Tasty Fries, Inc.
 595 Howe Street, Suite 602
 Vancouver, B.C.  V6C 2T5  (4)

 Kurt R. Ziemer                               804,576                 1%
 599 Valley View Drive
 New Holland, PA  17557  (5)

 All Officers and Directors                 3,286,554                 5%
 as a group  (5 persons)

 * less than 1%

(1) Does not include an option for 300,000 shares expiring ratably between June 10, 2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share. Options pursuant to Employment Contract. SEE "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

(2) Does not include: (i) an option to purchase 1,042 post-split shares of common stock exercisable at $2.40 per share until December 15, 2005, automatically granted to each non-employee director under the 1995 Stock Option Plan on December 15, 1995; (ii) an option to purchase 4,082 post-split shares of common stock exercisable at $2.45 per share until December 15, 2006, automatically granted to each non-employee director under the 1995 Stock Option Plan; and (iii) options for 300,000 shares expiring ratably between June 10, 2002 and June 10, 2008 at exercise prices ranging from $.45 to $8.20 per share.

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

(C) CHANGES IN CONTROL.

     In connection with the Subscription Agreement dated April 13, 1998 between the Company and Lancaster Investment Corp., the Company granted Whetstone Ventures, Inc. the right to name one of the five directors to the Board of Directors of Tasty Fries, Inc. Together with a previous right of appointment (from the April 1996 stock purchase agreement), Whetstone Ventures, Inc. may appoint two members to the Board of Directors of Tasty Fries, Inc. Subsequently, the balance of the April 1998 financing agreement was terminated by both parties with Whetstone Ventures, Inc.'s right of appointment being recinded by the Company.

     Except as described in this Report, there are no arrangements, known to the Company, including any pledge by any person of securities of the Company or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Mr. Ian Lambert, a director of the Company since July 1995. He is a Director of Quotemedia.com (formerly International Tasty Fries, Inc.), and until November 1996, was President of Yukon Spirit Mines Ltd. (now doing business as Gainey Resources Ltd.). Quotemedia.com and Gainey Resources Ltd. are or were are affiliated entities. Quotemedia.com has a distributorship agreement with the Company for a number of European countries; Gainey's distribution agreement was reacquired by the Company in April 1998. Mr. Lanbert has been involved with the financing and management of numerous resource and industrial based public companies, both in Canada and the U.S., since the early 1980's, and currently his positions in reporting companies include: Director, Covik Development Corp., (oil & gas exploration), April 1990 to present; Director, Trade Winds Resources Ltd., (mineral exploration) April 1990 to present; Director, Dimensions West Engery Inc., (oil & gas production) April 1990 to present; Director, Lite Wave Corp., (affinity marketing) February 199 to present; Director, Sunorca Development Corp. (energy development) December 2000 to present; Director, Quotemedia.com, Inc. (Quotestream software developer) may, 1994 to present; Secretary, Centurion Health Corporation (medical services/clinic operations).

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

TASTY FRIES, INC.
Date as of filing                        By: -----------------------------
                                                 Edward C. Kelly
                                                 President and Principal
                                                 Financial Officer

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                   April 30, 2002
-------------------------------------
Edward C. Kelly, Chairman, CEO
President, Treasurer & Director

                                                   April 30, 2002
-------------------------------------
Leonard J. Klarich, Vice President,
Secretary & Director

                                                   April 30, 2002
-------------------------------------
Jurgen A. Wolf, Director

                                                   April 30, 2002
-------------------------------------
Ian D. Lambert, Director

                                                   April 30, 2002
-------------------------------------
Kurt N. Ziemer, Director

                                TASTY FRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                                 _____________

                              Financial Statements

                  Years Ended January 31, 2002, 2001, and 2000

                               TASTY FRIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                                                  Page

     Independent Auditor's Report                                 1 - 2
     Balance Sheets                                                 3
     Statements of Operations                                       4
     Statements of Changes in Stockholders' Equity Deficiency     5 - 9
     Statements of Cash Flows                                    10 - 11
     Notes to Financial Statements                               12 - 22

                          INDEPENDENT AUDITOR'S REPORT

                                                                  April 12, 2002

Board of Directors and Stockholders
Tasty Fries, Inc.
Blue Bell, Pennsylvania

    We have audited the accompanying balance sheets of Tasty Fries, Inc. (A Development Stage Company) as of January 31, 2002 and 2001, and the related statements of operations, of changes in stockholders' equity deficiency, and of cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tasty Fries, Inc. (A Development Stage Company) for the year ended January 31, 2000, and for the period from October 18, 1985 (inception) to January 31, 2000 were audited by other auditors, whose report dated March 31, 2000 on those statements was unqualified and included an explanatory paragraph that described their substantial doubt about the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements. The statements of operations, of changes in stockholders' equity deficiency and of cash flows for the period from October 18, 1985 (inception) to January 31, 2002 include costs and expenses of $19,185,066 and other expense of $2,521,100 which relate to periods reported on by the other auditors. Our opinion on the statements of operations, of changes in stockholders' equity deficiency and of cash flows for the period from October 18, 1985 (inception) to January 31, 2002, insofar as it relates to the amounts reported upon by the other auditors, is based solely on the report of the other auditors.

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

    In our opinion, the balance sheets as of January 31, 2002 and 2001 and the related statements of operations, of changes in stockholders' equity deficiency and of cash flows for the years then ended and, based on our audit and the report of other auditors, the statements of operations, of stockholders' equity deficiency and of cash flows for the period from October 18, 1985 (inception) to January 31, 2002, present fairly, in all material respects, the financial position of Tasty Fries, Inc. (A Development Stage Company) as of January 31, 2002 and 2001 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has incurred net losses since its inception and has a working capital and stockholders' equity deficiency as of January 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result in the outcome of this uncertainty.


                                                       GOLDENBERG ROSENTHAL, LLP

Jenkintown, Pennsylvania

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------


                                                           January 31
                                                   ----------------------------
     ASSETS                                            2002            2001
                                                   ------------    ------------
Current assets
  Cash ..........................................  $    120,566    $     86,978
  Prepaid expense ...............................        24,598            --
                                                   ------------    ------------
  Total current assets ..........................       145,164          86,978

Furniture and office equipment, net of
  accumulated depreciation of $74,062 in 2002 and
  $67,641 in 2001 ...............................         3,633          10,054

Other assets
  Royalty rights ................................     1,500,000            --
                                                   ------------    ------------
Total Assets ....................................  $  1,648,797    $     97,032
                                                   ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
       DEFICIENCY

Current liabilities
  Accounts payable and accrued expenses .........  $    739,783    $    565,064
  Current maturities of long-term debt ..........       600,000            --
  Stockholder loan payable ......................       312,566         270,000
                                                   ------------    ------------
  Total current liabilities .....................     1,652,349         835,064
                                                   ------------    ------------
Long-term debt, net of current maturities .......       750,000            --
Unearned revenue ................................       320,000         320,000
                                                   ------------    ------------
                                                      1,070,000         320,000
                                                   ------------    ------------
Commitments and contingencies

Stockholders' equity deficiency
  Common stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and outstanding 59,171,758 shares
      in 2002 and 40,734,011 shares in 2001 .....        59,171          40,734
  Additional paid-in capital ....................    28,261,075      24,400,084
  Deficit accumulated in the development stage ..   (29,331,798)    (25,498,850)
                                                   ------------    ------------
                                                     (1,011,552)     (1,058,032)
  Less: Subscription receivable .................       (62,000)           --
                                                   ------------    ------------
  Total stockholders' equity deficiency .........    (1,073,552)     (1,058,032)
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity
  Deficiency ....................................  $  1,648,797    $     97,032
                                                   ============    ============


                       See notes to financial statements


                                             TASTY FRIES, INC.
                                       (A Development Stage Company)
                                          STATEMENTS OF OPERATIONS
                                YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
                           AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002
----------------------------------------------------------------------------------------------------------

                                               Cumulative                Year Ended January 31
                                                 Since        --------------------------------------------
                                               Inception          2002            2001            2000
                                              ------------    ------------    ------------    ------------
Revenues ..................................   $       --      $       --      $       --      $       --
                                              ------------    ------------    ------------    ------------
Costs and expenses
  Research, machine and product development      5,528,301       1,759,899       1,094,067         144,403
  Selling, general and administrative .....     19,572,151       1,529,532       1,531,888       5,113,797
                                              ------------    ------------    ------------    ------------
  Total costs and expenses ................     25,100,452       3,289,431       2,625,955       5,258,200
                                              ------------    ------------    ------------    ------------
Loss before other income (expense) ........    (25,100,452)     (3,289,431)     (2,625,955)     (5,258,200)
                                              ------------    ------------    ------------    ------------
Other income (expense)
  Interest income .........................         21,274            --              --              --
  Forfeited distributor deposits ..........         15,000            --              --              --
  Stock purchase discount .................     (2,277,552)       (503,500)       (993,350)       (471,907)
  Interest expense ........................     (1,990,068)        (40,017)       (173,379)        (53,550)
                                              ------------    ------------    ------------    ------------
  Total other income (expense) ............     (4,231,346)       (543,517)     (1,166,729)       (525,457)
                                              ------------    ------------    ------------    ------------
Net loss ..................................   $(29,331,798)   $ (3,832,948)   $ (3,792,684)   $ (5,783,657)
                                              ============    ============    ============    ============
Net loss per share of common stock ........                         ($0.08)         ($0.12)         ($0.27)
                                                              ============    ============    ============
Weighted average shares outstanding .......                     46,957,387      30,905,531      21,341,885
                                                              ============    ============    ============



                                     See notes to financial statements


                                         TASTY FRIES, INC.
                                   (A Development Stage Company)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                         OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002
-------------------------------------------------------------------------------------------------

                                                                         Deficit
                                                                       Accumulated       Total
                                                                         in the      Stockholders'
                                            Common       Additional    Development       Equity
                                            Stock     Paid-in Capital     Stage       (Deficiency)
                                         -----------  ---------------  -----------   ------------
Balance, February 1, 1991 ............   $   157,307    $  (156,307)   $      --      $     1,000

Issued 1,114,679 shares for note
  conversion .........................        11,147        113,853           --          125,000

Net loss for the year ended
  January 31, 1992 ...................          --             --         (198,425)      (198,425)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1992 ............       168,454        (42,454)      (198,425)       (72,425)

Issued 4,275,000 shares ..............        42,750        457,250           --          500,000

Issued 150,000 shares for services ...         1,500         36,000           --           37,500

Net loss for the year ended
  January 31, 1993 ...................          --             --         (773,304)      (773,304)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1993 ............       212,704        450,796       (971,729)      (308,229)

Issued 7,600,000 shares ..............        76,000        464,000           --          540,000

Issued 220,000 shares for services ...         2,200           --             --            2,200

Redeemed 3,145,000 shares ............       (31,450)        31,450           --             --

Net loss for the year ended
  January 31, 1994 ...................          --             --         (658,820)      (658,820)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1994 ............       259,454        946,246     (1,630,549)      (424,849)

Issued 3,129,999 shares ..............        31,300        547,950           --          579,250

Issued 2,151,622 shares for services .        21,516        121,294           --          142,810

Issued 1,000,000 shares for litigation
  settlement .........................        10,000        460,000           --          470,000

Net loss for the year ended
  January 31, 1995 ...................          --             --       (2,148,933)    (2,148,933)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1995
  (carried forward) ..................       322,270      2,075,490     (3,779,482)    (1,381,722)

(continued)



                                 See notes to financial statements


                                         TASTY FRIES, INC.
                                   (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                         OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002
-------------------------------------------------------------------------------------------------

(continued)

                                                                         Deficit
                                                                       Accumulated       Total
                                                                         in the      Stockholders'
                                            Common       Additional    Development       Equity
                                            Stock     Paid-in Capital     Stage       (Deficiency)
                                         -----------  ---------------  -----------   ------------
Balance, January 31, 1995
  (brought forward) ..................       322,270      2,075,490     (3,779,482)    (1,381,722)

Issued 21,815,000 shares .............       218,150      1,054,350           --        1,272,500

Issued 6,733,502 shares for services .        67,335        381,880           --          449,215

Issued 625,000 shares for loan
  conversion .........................         6,250         43,750           --           50,000

Issued 1,000,000 shares for
  repurchase of distributorship ......        10,000         90,000           --          100,000

Reverse stock split ..................      (620,885)       620,885           --             --

Net loss for the year ended
  January 31, 1996 ...................          --             --       (1,384,488)    (1,384,488)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1996 ............         3,120      4,266,355     (5,163,970)      (894,495)

Issued 1,455,000 shares ..............         1,455      1,506,045           --        1,507,500

Issued 125,000 shares for services ...           125        324,875           --          325,000

Net loss for the year ended
  January 31, 1997 ...................          --             --       (2,172,260)    (2,172,260)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1997
  (carried forward) ..................         4,700      6,097,275     (7,336,230)    (1,234,255)

(continued)



                                 See notes to financial statements


                                        TASTY FRIES, INC.
                                   (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                         OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002
-------------------------------------------------------------------------------------------------

(continued)

                                                                         Deficit
                                                                       Accumulated       Total
                                                                         in the      Stockholders'
                                            Common       Additional    Development       Equity
                                            Stock     Paid-in Capital     Stage       (Deficiency)
                                         -----------  ---------------  -----------   ------------
Balance, January 31, 1997
  (brought forward) ..................         4,700      6,097,275     (7,336,230)    (1,234,255)

Issued 1,500,000 shares for
  non-recurring compensation .........         1,500      1,029,750           --        1,031,250

Issued 167,083 shares ................           167         80,650           --           80,817

Issued 955,000 shares for services ...           955      1,317,545           --        1,318,500

Issued 43,750 shares for
  litigation settlement ..............            44         54,644           --           54,688

Issued 700,000 shares for
  convertible notes ..................           700        566,979           --          567,679

Issued 452,772 shares for
  repayment of notes payable .........           452        523,587           --          524,039

Issued 120,000 shares for
  repayment of notes payable,
  officer/director ...................           120        175,830           --          175,950

Net loss for the year ended
  January 31, 1998 ...................          --             --       (5,074,155)    (5,074,155)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1998 ............         8,638      9,846,260    (12,410,385)    (2,555,487)

Issued 2,251,307 shares ..............         2,252      1,299,526           --        1,301,778

Issued 5,586,150 shares for
  convertible notes ..................         5,586      3,129,504           --        3,135,090

Issued 42,704 shares for
  interest on convertible notes ......            43         26,385           --           26,428

Issued 1,226,815 shares for services .         1,227        490,652           --          491,879

Issued 250,000 shares for
  repurchase of distributorship ......           250        124,750           --          125,000

Net loss for the year ended
  January 31, 1999 ...................          --             --       (3,512,124)    (3,512,124)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1999
  (carried forward) ..................        17,996     14,917,077    (15,922,509)      (987,436)

(continued)



                                 See notes to financial statements


                                         TASTY FRIES, INC.
                                   (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                         OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002
-------------------------------------------------------------------------------------------------

(continued)

                                                                         Deficit
                                                                       Accumulated       Total
                                                                         in the      Stockholders'
                                            Common       Additional    Development       Equity
                                            Stock     Paid-in Capital     Stage       (Deficiency)
                                         -----------  ---------------  -----------   ------------
Balance, January 31, 1999
  (brought forward) ..................        17,996     14,917,077    (15,922,509)      (987,436)

Issued 3,789,000 shares ..............         3,789      1,624,291           --        1,628,080

Issued 250,000 shares for
  litigation settlement ..............           250        124,750           --          125,000

Issued 6,184,405 shares for services .         6,184      2,799,214           --        2,805,398

Issued 500,000 shares for
  repurchase of distributorship ......           500        249,500           --          250,000

Net loss for the year ended
  January 31, 2000 ...................          --             --       (5,783,657)    (5,783,657)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 2000 ............        28,719     19,714,832    (21,706,166)    (1,962,615)

Issued 3,660,000 shares ..............         3,660      1,228,140           --        1,231,800

Issued 3,155,000 shares for services .         3,155      1,312,312           --        1,315,467

Issued 4,000,000 shares for
  repayment of note payable ..........         4,000      1,596,000           --        1,600,000

Issued 1,200,000 shares for
  payment of accrued expenses ........         1,200        548,800           --          550,000

Net loss for the year ended
  January 31, 2001 ...................          --             --       (3,792,684)    (3,792,684)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 2001
  (carried forward)       ............        40,734     24,400,084    (25,498,850)    (1,058,032)

(continued)



                                 See notes to financial statements


                                         TASTY FRIES, INC.
                                   (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                         OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002
-------------------------------------------------------------------------------------------------

(continued)

                                                                         Deficit
                                                                       Accumulated       Total
                                                                         in the      Stockholders'
                                            Common       Additional    Development       Equity
                                            Stock     Paid-in Capital     Stage       (Deficiency)
                                         -----------  ---------------  -----------   ------------
Balance, January 31, 2001 ............        40,734     24,400,084    (25,498,850)    (1,058,032)

Issued 6,200,000 shares ..............         6,200        835,800           --          842,000

Issued 747,500 shares for
  litigation settlement ..............           747        113,928           --          114,675

Issued 10,010,247 shares for services         10,010      2,542,743           --        2,552,753

Issued 1,480,000 shares for
  repayment of note payable ..........         1,480        368,520           --          370,000

Net loss for the year ended
  January 31, 2002 ...................          --             --       (3,832,948)    (3,832,948)
                                         -----------    -----------   ------------    -----------

Balance, January 31, 2002 ............   $    59,171    $28,261,075   $(29,331,798)   $(1,011,552)
                                         ===========    ===========   ============    ===========



                                 See notes to financial statements


                                                      TASTY FRIES, INC.
                                                 (A Development Stage Company)
                                                   STATEMENTS OF CASH FLOWS
                                         YEARS ENDED JANUARY 31, 2002, 2001, AND 2000
                                     AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002
-----------------------------------------------------------------------------------------------------------------------------

                                                                     Cumulative              Year Ended January 31
                                                                       Since        -----------------------------------------
                                                                     Inception         2002           2001           2000
                                                                    ------------    -----------    -----------    -----------
Cash flows from operating activities ............................   $(29,331,798)   $(3,832,948)   $(3,792,684)   $(5,783,657)
  Net loss
  Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization .............................        310,918          6,421         10,204        141,869
      Common stock issued for services ..........................     10,203,835      2,049,254      1,316,317      2,805,398
      Common stock issued for litigation settlement .............        764,364        114,675           --          125,000
      Stock purchase discount ...................................      2,277,552        503,500        993,300        471,907
      Common stock issued for interest on convertible notes .....      1,129,196           --             --             --
      Common stock issued for repurchase of distributorships ....        250,000           --             --          250,000
      Accrued interest on notes and convertible notes payable ...        438,594         40,017           --             --
      (Increase) decrease in assets
        Prepaid expenses ........................................        (24,598)       (24,598)          --             --
        Other assets ............................................           --             --             --          123,313
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses ...................      1,249,766        134,702        340,638       (297,175)
        Unearned revenue ........................................        320,000           --             --           59,000
                                                                    ------------    -----------    -----------    -----------

  Net cash used in operating activities .........................    (12,412,171)    (1,008,977)    (1,132,225)    (2,104,345)
                                                                    ------------    -----------    -----------    -----------

Cash flows from investing activities
  Purchase of furniture and office equipment ....................        (77,695)          --             --           (7,519)
  Loan costs ....................................................       (236,856)          --             --             --
                                                                    ------------    -----------    -----------    -----------

  Net cash used in investing activities .........................       (314,551)          --             --           (7,519)
                                                                    ------------    -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from convertible notes payable .......................      2,600,000           --             --             --
  Issuance of common stock ......................................      8,960,173        780,000      1,257,200      1,156,173
  Costs of raising capital ......................................       (318,700)          --         (318,700)          --
  Notes payable, net ............................................      1,525,816        262,566        270,000        900,000
  Officer/director note .........................................         80,000           --             --             --
                                                                    ------------    -----------    -----------    -----------

  Net cash provided by financing activities .....................     12,847,289      1,042,566      1,208,500      2,056,173
                                                                    ------------    -----------    -----------    -----------

Increase (decrease) in cash (carried forward) ...................        120,567         33,589         76,275        (55,691)

(continued)


                                               See notes to financial statements



                                                    TASTY FRIES, INC.
                                              (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS
                                       YEARS ENDED JANUARY 31, 2002, 2001, AND 2000
                                   AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002
------------------------------------------------------------------------------------------------------------------------

(continued)

                                                                  Cumulative              Year Ended January 31
                                                                    Since        ---------------------------------------
                                                                  Inception         2002           2001          2000
                                                                 ------------    -----------    ----------   -----------
Increase (decrease) in cash (brought forward) ................        120,567         33,589        76,275       (55,691)

Cash, beginning of period ....................................           --           86,978        10,703        66,394
                                                                 ------------    -----------    ----------   -----------

Cash, end of period ..........................................   $    120,567    $   120,567    $   86,978   $    10,703
                                                                 ============    ===========    ==========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

    Cash paid during the period for interest .................   $     54,803    $      --      $     --     $     8,952
                                                                 ============    ===========    ==========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

    Issuance of common stock for services ....................   $ 10,203,835    $ 2,049,254    $1,316,317   $ 2,805,398
    Issuance of common stock for conversion of note payable ..      2,675,000           --            --            --
    Issuance of common stock for repurchase of distributorship        475,000           --            --         250,000
    Issuance of common stock for litigation settlement .......        764,364        114,675          --         125,000
    Accrued interest on notes payable ........................        438,594         40,017          --            --
    Issuance of common stock to pay accrued expenses .........        550,000           --         550,000          --
    Issuance of common stock to pay note payable .............      1,270,000        370,000       900,000          --
    Acquisition of royalty rights ............................     (1,500,000)    (1,500,000)         --            --
    Note payable, royalty rights .............................      1,500,000      1,500,000          --            --
    Issuance of common stock for subscription receivable .....         62,000         62,000          --            --



                                            See notes to financial statements

                               TASTY FRIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1                  The Company is a development stage company since it has
DESCRIPTION OF          not completed designing, testing, and manufacturing its
BUSINESS                sole product, a vending machine that will cook and
                        dispense french fries. For the past four years the Company has been tooling and producing its first 25 machines. This process has been extended for a long period of time as a result of limited working capital.
                        The costs associated with the production of the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable.
                        The Company had no revenues from operations from the sale of its french fry vending machine since inception and its ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines, and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Management cannot assure the ultimate success of the above plan.

NOTE 2                  FURNITURE AND OFFICE EQUIPMENT AND DEPRECIATION
SUMMARY OF
SIGNIFICANT             Furniture and office equipment are stated at cost.
ACCOUNTING              Depreciation is determined using the straight-line
POLICIES                method over the estimated useful lives of the
                        equipment, ranging from 3 to 7 years. Depreciation expense for the years ended January 31, 2002, 2001, and 2000 was $6,421, $10,204, and $12,037, respectively.

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2                  IMPAIRMENT OF LONG-LIVED ASSETS
SUMMARY OF
SIGNIFICANT             In accordance with Statement of Financial Accounting
ACCOUNTING POLICIES     Standards ("SFAS") No. 121, "Accounting for the
(continued)             Impairment of Long-Lived Assets and for Long-Lived
                        Assets to be Disposed of", assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2                  LOSS PER SHARE
SUMMARY OF
SIGNIFICANT             In March, 1997, the Financial Accounting Standards Board
ACCOUNTING POLICIES     issued SFAS No. 128, "Earnings Per Share". The statement
(continued)             requires the Company to disclose both basic earnings per
                        share and diluted earnings per share for annual and interim periods ending after December 15, 1997. Basic earnings per share is based on the weighted average number of common shares outstanding, while diluted earnings per share is based on the weighted average number of common shares and common share equivalents that would arise from the exercise of options and warrants or conversion of convertible securities. The
                        Company incurred losses from operations in 2002, 2001, and 2000; therefore, basic and diluted earnings per share have been computed in the same manner since the exercise of warrants and the conversion of the convertible notes payable would be antidilutive.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                        There are no recently issued accounting pronouncements that are expected to have a significant impact on the Company's financial statements.

NOTE 3                  Vending machines are carried at the lower of market or
VENDING                 net realizable value. Net realizable value is defined as
MACHINES                estimated selling price of the machines less predictable
                        costs of completion and disposal. Since the predictable cost of completion exceeds the estimated selling price the vending machines are stated at zero.

NOTE 4                  As of January 31, 2002, the Company had two demand notes
SUBSCRIPTIONS           receivable resulting from the sale of common stock.
RECEIVABLE              These notes total $62,000 and are non-interest bearing.
                        The notes have been presented in the accompanying balance sheet as subscriptions receivable reducing stockholders' equity.

NOTE 5                  In June, 1997, the Company received $1,000,000 in
CONVERTIBLE             exchange for notes convertible into the Company's common
NOTES PAYABLE           stock. These convertible notes bear interest at the rate
                        of 7% per annum and were due May 14, 2000. The holders of these notes were entitled, at their option, to convert any or all of the principal into the Company's common stock at a conversion price for each share of common stock equal to 70% of the average closing bid price of common stock for the five business days immediately preceding the date of receipt of notice of conversion. The convertible debt was discounted for the beneficial conversion feature, additional paid in capital was increased by the discounted amount, and the discount was amortized using the interest method over the term of the convertible debt or ratably when conversion occurs. The discount is fully amortized.
                        Pursuant to the terms of the financing, the Company issued 1,142,857 shares of common stock to be held in escrow, pending the potential conversion of notes.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 5                  In September, 1997, the note holders converted an
CONVERTIBLE             aggregate of $397,679 of principal into 700,000 shares
NOTES PAYABLE           of common stock. In November, 1997, the Company issued
(continued)             an additional 380,000 shares of common stock to be held
                        in escrow for potential conversion of notes. In
                        February, 1998, an additional 444,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999, the Company issued 1,480,280 shares of common stock in satisfaction of the remaining $602,321 of convertible notes.

                        In November, 1997, in a separate transaction, the Company received $1,600,000 in exchange for notes convertible into the Company's common stock. These convertible notes bear interest at the rate of 6% per annum and were due May 14, 2000. The holders of these notes were entitled, at their option, to convert any or all of the principal into the Company's common stock at a conversion price for each share of common stock equal to 70% of the average closing bid price of common stock for the five business days immediately preceding the date of receipt of notice of conversion. These convertible notes were also recorded in the method described in the second preceding paragraph. The discount is fully amortized. Pursuant to the terms of the financing, the Company issued 2,400,000 shares of common stock to be held in escrow, pending the potential conversion of notes.

                        In February, 1998, an additional 960,000 shares of common stock were issued into escrow, pending conversion of the notes. During the year ended January 31, 1999, the Company issued 4,105,870 shares of common stock in satisfaction of these convertible notes.

NOTE 6                  During the year ended January 31, 2000, the Company
UNEARNED                issued 500,000 shares of common stock to reacquire an
REVENUE                 existing distributorship valued at $41,000. The Company
                        also received $100,000 as a deposit on the machines in production. As of January 31, 2002 and 2001, unearned amounts related to distribution rights were $210,000 and deposits on machines totalled $110,000.

NOTE 7                  As of January 31, 2002, the Company entered into an
ROYALTY RIGHTS          agreement to settle a liability under a modified
                        judgement in which the Company re-acquired royalty rights from California Food and Vending, Inc. for $1,500,000 (see Notes 9 and 11). Amortization of the royalty rights will be based on sales of vending machines and potato product. Amortization has not yet begun as of January 31, 2002.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8                  As of January 31, 2001, the Company had received
DEMAND NOTES            $270,000 through a loan made to the Company by a
PAYABLE                 stockholder. The loan bears interest at 18% per annum
                        and was repaid in June 2001 by issuance of common stock.
                        As of January 31, 2002, the following loans were outstanding:

          Officer, interest at 7.5%, without
            established repayment terms ............    $ 64,000

          Stockholder, non-interest bearing,
            without established repayment terms ....      50,000

          Stockholder, non-interest bearing,
            without established repayment terms ....     198,566
                                                        --------
                                                        $312,566
                                                        ========


NOTE 9
NOTES
PAYABLE

          California Food & Vending, Inc. -
            installment note payable over 24
            months with accrued interest at 8%,
            final payment due January, 2004.          $1,350,000

          Less current maturities ..................     600,000
                                                      ----------
          Long-term debt, net of current
            maturities .............................  $  750,000
                                                      ==========


NOTE 10                 During the years ended January 31, 2002, 2001, and 2000,
COMMITMENTS             the Company incurred $29,096, $25,680, and $42,946,
                        respectively, for the rental of office space. The
                        Company's current lease commitments total approximately
                        $3,000 per month until May 31, 2002.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 11                 CALIFORNIA FOOD & VENDING, INC.
LITIGATION
                        In May, 1991, the Company entered into a joint venture agreement with California Food & Vending, Inc. ("CFV"), another vending and food service company with a high interest in the research and development of a french fry vending machine. The companies planned to work together in the manufacturing and marketing of a french fry machine. Disputes arose between the parties, litigation was instituted by CFV and in July, 1999 the disputes were settled and the litigation dismissed. Pursuant to the settlement agreement, the Company regained distributorship rights for the State of California; agreed to pay CFV the sum of $1,000,000 which has been paid; issue 250,000 shares of Company common stock to CFV; and CFV will receive $350 for each of the first 500 machines produced and $450 per machine thereafter and $.25 for each pound of potato product sold by Tasty Fries, Inc.

                        As of January 31, 2002, the Company re-acquired all of the royalty rights from CFV for $1,500,000, payable in installments through January, 2004 (see Notes 7 and 9).

                        PRIZE FRIZE LITIGATION

                        On August 28, 1996, the Company, the President of the Company and Premier Design, Ltd., were added as defendants to a civil law suit in the Riverside County Branch of the Superior Court of the State of California brought by Prize Frize, Inc. ("Prize Frize"), William Bartfield and Larry Wirth. The suit also named as defendants approximately 25 other parties, all allegedly involved, in some manner, in the pursuit of the french fry vending machine concept and/or business. The case was removed to Federal Court. The Company successfully moved for dismissal of the claim on behalf of itself and its President; the case was dismissed on June 2, 1997. The dismissal was reversed on appeal by the Federal Court and the case was remanded to State Court. The plaintiffs' claim against Tasty Fries was severed. The claims against the President of the Company and Premier Design, Ltd. were dismissed. The claim brought by Prize Frize asserted that the Company has usurped its trade secrets by developing a French fry vending machine, which utilizes the basic American food potato product.

                        As of October 1, 2001, a Settlement Agreement and Mutual General Release ("Settlement Agreement") was entered into by and between the Company and Prize Frize, Inc. Under the Settlement Agreement, Prize Frize agreed to dismiss the litigation and released all claims, known and unknown, against the Company and its officers and directors. The Company paid no

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11                 PRIZE FRIZE LITIGATION (continued)
LITIGATION
(continued)             monies to Prize Frize in consideration for the
                        Settlement Agreement or the dismissal of the action. The
                        Company, however, granted Prize Frize a right of first refusal to supply all of the Company's requirements for a Basic American Food ("BAF") potato product known as "Russet Fries" in the quantities requested by the Company, at the times and places requested by the Company and at the best possible and commercially reasonable price offered by any BAF distributor. If, however, Prize Frize, is unable or unwilling to provide the Company with necessary quantities of the Russet
                        Fries at said prices, the Company may purchase the Russet Fries from another source. Pursuant to the Settlement Agreement the litigation was subsequently dismissed with prejudice.


NOTE 12                 As of September 18, 1995, the Company established an
STOCK OPTION            incentive stock option plan (the "Plan") and presently
PLAN                    has reserved 1,500,000 shares of the Company's common
                        stock for issuance under the Plan. During the year ended
                        January 31, 1999 the Company granted 1,000,000 options to employees. These options have an exercise price of $.50 and vest immediately. In the year ended January 31, 2000, 500,000 options were granted to certain non-employee directors of the Company. These options have an exercise price of $.50 and vest immediately.
                        Each Board member also was granted a 50,000 share option for each year of service to the Tasty Fries Board. Each
                        Board member will receive a 50,000 share option for each full year of service to the Company, commencing with the year June 10, 1994 and ending on the date the Board member resigns or otherwise is removed from office. The exercise price for such stock option shall be the closing price of the stock on June 9, or the closest day thereto, of each such year. Each board member is granted the right to exercise his option at any time up to seven years from the date his right to acquire stock vests.
                        All issuances were granted at not less than fair market value of the Company's common stock at time of grant.

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

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12                 Options dated December 31, 1999 with an expiration date
STOCK OPTION            of December 31, 2001 and an option dated June 1, 1998
PLAN                    with an expiration date of July 1, 2000 were both
(continued)             extended and remain effective with a new expiration date
                        of December 31, 2004. The number of shares per Option
                        (100,000) remain the same as does the exercise price
                        ($.50).

                        In November 2001 and January 2002, the Board of Directors approved the issuance of 200,000 and 500,000 options, respectively to the chief operating officer, at $.10 per share and $.43 per share, respectively.

                        As of January 31, 2002 and 2001, no options have been exercised.

                        Transactions in the Plan are as follows:

                                                                             Weighted
                                                                              Average
                                                              Exercise       Exercise
                                                               Price          Price
                                                             Per Vested     Per Vested
                                    Granted      Vested        Common         Common
                                     Shares      Shares        Stock          Share
                                    -------    ---------     ----------     -----------
Balance, February 1, 1999 ......   1,012,926   1,012,926                        $.52

Activity during the year
 ended January 31, 2000 .......    1,750,000   1,750,000    $.45 to $8.20      $1.70
                                   ---------   ---------

Balance, January 31, 2000 .....    2,762,926   2,762,926                       $1.26

Activity during the year
 ended January 31, 2001 .......      180,000     180,000         $.45           $.45
                                   ---------   ---------

Balance, January 31, 2001 .....    2,942,926   2,942,926                       $1.22

Activity during the year
 ended January 31, 2002 .......      700,000     700,000    $.10 to $.43        $.34
                                   ---------   ---------

Balance, January 31, 2002 .....    3,642,926   3,642,926                       $1.05
                                   =========   =========


                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 12                 The Company accounts for stock-based compensation in
STOCK OPTION            accordance with Statement of Financial Accounting
PLAN (continued)        Standards No. 123, Accounting for Stock-Based
                        Compensation, which permits the use of the intrinsic value method described in Accounting Principles Board
                        ("APB") Opinion No. 25, Accounting for Stock Issued to
                        Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for the stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

                        Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards using the Black-Scholes value method of SFAS No. 123, the Company's net loss and net loss per common share would have been adjusted to the pro forma amounts as follows:

                                           Year Ended January 31
                                 ------------------------------------------
                                    2002           2001           2000
                                 ------------   ------------   ------------
Net loss
    As reported ...........     ($3,832,948 )  ($3,792,684 )  ($5,783,657 )
    Pro forma .............     ( 3,878,948 )  ( 3,844,284 )  ( 6,212,402 )
Net loss per common share
    As reported ...........     (       .08 )  (       .12 )  (       .27 )
    Pro forma .............     (       .08 )  (       .12 )  (       .29 )

                        Significant assumptions used to calculate the fair value of the awards are as follows:

                                           Year Ended January 31
                                 ------------------------------------------
                                    2002           2001           2000
                                 ------------   ------------   ------------
Risk free interest rates of           5.00%          6.00%          6.00%
    return ................
Expected option life ......       84 months      84 months      84 months
Volatility ................             50%            50%            50%
Expected dividends ........           --              --             --


NOTE 13                 On July 29, 1991, the Board of Directors authorized
PREFERRED STOCK         5,000,000 shares of preferred stock at a par value of
                        $.001 per share. No shares of preferred stock have been issued.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14                 As of January 31, 2002 and 2001, the Company had
OPTIONS AND             32,350,000 and 11,225,000 warrants and 10,475,680 and
WARRANTS ISSUED         9,775,680 options, respectively, to purchase common
AND OUTSTANDING         stock outstanding. The warrants and options are
                        exercisable at share prices between $.40 and $8.20 per share and expire at various dates through December, 2007.

NOTE 15                 The Company has approximately $16,000,000 in net
INCOME TAXES            operating loss carryforwards, which can be used to
                        offset future taxable income. The net operating loss carryforwards expire through 2020.

                        The components of the Company's deferred tax assets as of January 31, 2002 and 2001 are as follows:

                                                   2002            2001
                                                ----------     -----------
       Net operating loss carryforwards ..      $7,400,000     $ 6,800,000
       Valuation allowance ...............      (7,400,000)     (6,800,000)
                                                ----------     -----------

       Deferred tax asset ................      $       --     $        --
                                                ==========     ===========

                        The valuation allowance increased by $600,000 and $580,000 in the years ended January 31, 2002 and 2001, respectively.

                        There are no significant differences between taxes computed at the federal statutory rate and the provision for income taxes for the years ended January 31, 2002, 2001, and 2000.

NOTE 16                 In April, 1998, the Company entered into an agreement to
APRIL 1998              receive $1,500,000 in proceeds from the sale of
FINANCING               restricted stock to a U.S. corporation. The Company
                        issued 3,000,000 shares of common stock as consideration for the investment. The Company also issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.90; the warrants expired April 12, 2001. The
                        Company also issued 150,000 shares of restricted stock as a commission on the transaction. The Company and the investor have entered into an escrow agreement for this transaction and all of the shares were issued into escrow, pending funding. As of January 31, 2002, $1,425,000 of the $1,500,000 in proceeds has been received by the Company and 2,850,000 of the 3,000,000 shares of restricted common stock held in escrow have been released to the investor. The balance of the April
                        1998 financing agreement has been terminated by both parties.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 17                 The Company accrued Board of Directors' fees for the
DIRECTORS' FEES         years ended January 31, 1997 through January 31, 2002 in
                        the amount of $310,000. Interest has not been accrued on the unpaid balance.

                        The following shares of stock were issued to retire $300,000 of this liability:

              January 2001      500,000 shares at $.40 each    $200,000
              November 2001     909,890 shares at $.11 each     100,000
                                                               --------
                                                               $300,000
                                                               ========

NOTE 18                 In July, 2000, the Board of Directors approved the terms
EMPLOYMENT AGREEMENT    of an Employment Agreement for the Company's Chief
                        Executive Officer. The Employment Agreement is for a period of ten years from its date of execution. The
                        Employment Agreement provides for an annual salary, to be increased by 10% each year. In addition, the Chief
                        Executive Officer is granted the right to acquire up to 1,000,000 shares of the Company's restricted Common
                        Stock for each full year of his employment with the Company, commencing with the year beginning June 10, 1994. The acquisition price for such stock shall be the closing price of the stock on June 9 (or the closest business day thereto) of each such full year. He has the right to exercise this option at any time up to seven years from the date his right to acquire stock vests.
                        The agreement also provides for compensation arrangement in the case of temporary disability, death and permanent disability.

NOTE 19                 The Company conducts nondirect response advertising and
ADVERTISING             utilizes a website to market its product. These costs
EXPENSE                 are expensed as incurred. Advertising costs for the
                        years ended January 31, 2002 and 2001 were $105,717 and $3,000, respectively.