Form 10QSB
period 2002-04-30
TASTY FRIES INC
filed 2002-06-14
CIK 791885

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

                      For the Quarter Ended April 30, 2002
                         Commission File No. 33-4460-NY


                           --------------------------

                                TASTY FRIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            -------------------------


             Nevada                                  65-0259052
  -------------------------------        ------------------------------------
   State or other jurisdiction           (I.R.S. Employer Identification No.)
  incorporation or organization

                          650 Sentry Parkway, Suite One
                          Blue Bell, Pennsylvania 19422
               ---------------------------------------------------
               (Address Of Principal Executive Offices) (Zip Code)

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

                               YES X   NO ___

    As of April 31, 2002: 59,171,758 shares of common stock were outstanding.

                               TASTY FRIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

================================================================================

                                                       April 30,    January 31,
    ASSETS                                               2002          2002
                                                     ------------  ------------
                                                      (Unaudited)
                                                     ------------
CURRENT ASSETS
  Cash ............................................. $    198,954  $    120,566
  Prepaid expenses .................................       20,869        24,598
                                                     ------------  ------------
TOTAL CURRENT ASSETS ...............................      219,823       145,164

FURNITURE AND OFFICE EQUIPMENT, net of
  accumulated depreciation of $74,810, April 30,
  2002 and $74,062, January 31, 2002 ...............        2,886         3,633

OTHER ASSETS
  Royalty rights ...................................    1,500,000     1,500,000
                                                     ------------  ------------
TOTAL ASSETS ....................................... $  1,722,709  $  1,648,797
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ............ $    559,016  $    739,783
  Current maturities of long-term debt .............      700,000       600,000
  Stockholder loans payable ........................      297,566       312,566
                                                     ------------  ------------
  TOTAL CURRENT LIABILITIES ........................    1,556,582     1,652,349
                                                     ------------  ------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES ..........      500,000       750,000
UNEARNED REVENUE ...................................      320,000       320,000
                                                     ------------  ------------
                                                          820,000     1,070,000
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY DEFICIENCY
  Common stock, $.001 par value
    Authorized 100,000,000 shares
    Issued 64,951,758 shares, April 30, 2002, issued
      and outstanding 59,171,758 shares,
      January 31, 2002 .............................       64,951        59,171
  Additional paid-in capital .......................   30,108,795    28,261,075
  Deficit accumulated in the development stage .....  (30,303,119)  (29,331,798)
  Treasury stock, 1,250,000 shares at cost .........     (512,500)         --
                                                     ------------  ------------
                                                         (641,873)   (1,011,552)
  Less: Subscription receivable ....................      (12,000)      (62,000)
                                                     ------------  ------------
  TOTAL STOCKHOLDERS' EQUITY DEFICIENCY ............     (653,873)   (1,073,552)
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  DEFICIENCY ....................................... $  1,722,709  $  1,648,797
                                                     ============  ============


                       See notes to financial statements


                                    TASTY FRIES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                    AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2002

========================================================================================

                                              Cumulative     Three Months Ended April 30
                                                Since       ----------------------------
                                              Inception          2002           2001
                                             (Unaudited)     (Unaudited)     (Unaudited)
                                            ------------    ------------    ------------
REVENUES                                    $       --      $       --      $       --
                                            ------------    ------------    ------------
COSTS AND EXPENSES
  Research, machine and product
    development .........................      5,633,331         105,030         428,060
  Selling, general and administrative ...     19,923,572         351,421         456,450
                                            ------------    ------------    ------------
  TOTAL COSTS AND EXPENSES ..............     25,556,903         456,451         884,510
                                            ------------    ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE) ......    (25,556,903)       (456,451)       (884,510)

OTHER INCOME (EXPENSE)
  Interest income .......................         21,274            --              --
  Forfeited distributor deposits ........         15,000            --              --
  Stock purchase discount ...............     (2,762,052)       (484,500)       (319,000)
  Interest expense ......................     (2,020,438)        (30,370)        (12,072)
                                            ------------    ------------    ------------
  TOTAL OTHER INCOME (EXPENSE) ..........     (4,746,216)       (514,870)       (331,072)
                                            ------------    ------------    ------------
NET LOSS ................................   $(30,303,119)   $   (971,321)   $ (1,215,582)
                                            ============    ============    ============

NET LOSS PER SHARE OF COMMON STOCK ......                         ($0.02)         ($0.03)
                                                            ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING .....                     60,450,893      42,342,694
                                                            ============    ============


                       See notes to financial statements


                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2002

==============================================================================================================

                                                                          Deficit
                                                                        Accumulated                 Total
                                                                          in the                 Stockholders'
                                           Common        Additional     Development   Treasury     Equity
                                            Stock     Paid-in Capital      Stage        Stock    (Deficiency)
                                         -----------  ---------------   -----------   --------   -----------
Balance, February 1, 1991 ............   $   157,307    $  (156,307)    $      --     $   --     $     1,000

Issued 1,114,679 shares for note
  conversion .........................        11,147        113,853            --         --         125,000

Net loss for the year ended
  January 31, 1992 ...................          --             --          (198,425)      --        (198,425)
                                         -----------    -----------     -----------   --------   -----------

Balance, January 31, 1992 ............       168,454        (42,454)       (198,425)      --         (72,425)

Issued 4,275,000 shares ..............        42,750        457,250            --         --         500,000

Issued 150,000 shares for services ...         1,500         36,000            --         --          37,500

Net loss for the year ended
  January 31, 1993 ...................          --             --          (773,304)      --        (773,304)
                                         -----------    -----------     -----------   --------   -----------

Balance, January 31, 1993 ............       212,704        450,796        (971,729)      --        (308,229)

Issued 7,600,000 shares ..............        76,000        464,000            --         --         540,000

Issued 220,000 shares for services ...         2,200           --              --         --           2,200

Redeemed 3,145,000 shares ............       (31,450)        31,450            --         --            --

Net loss for the year ended
  January 31, 1994 ...................          --             --          (658,820)      --        (658,820)
                                         -----------    -----------     -----------   --------   -----------

Balance, January 31, 1994 ............       259,454        946,246      (1,630,549)      --        (424,849)

Issued 3,129,999 shares ..............        31,300        547,950            --         --         579,250

Issued 2,151,622 shares for services .        21,516        121,294            --         --         142,810

Issued 1,000,000 shares for litigation
  settlement .........................        10,000        460,000            --         --         470,000

Net loss for the year ended
  January 31, 1995 ...................          --             --        (2,148,933)      --      (2,148,933)
                                         -----------    -----------     -----------   --------   -----------

Balance, January 31, 1995
  (carried forward) ..................       322,270      2,075,490      (3,779,482)      --      (1,381,722)

(continued)


                                       See notes to financial statements


                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2002

==============================================================================================================

(continued)

                                                                          Deficit
                                                                        Accumulated                 Total
                                                                          in the                 Stockholders'
                                           Common        Additional     Development   Treasury     Equity
                                            Stock     Paid-in Capital      Stage        Stock    (Deficiency)
                                         -----------  ---------------   -----------   --------   -----------

Balance, January 31, 1995
  (brought forward) ................         322,270        2,075,490    (3,779,482)      --      (1,381,722)

Issued 21,815,000 shares ...........         218,150        1,054,350          --         --       1,272,500

Issued 6,733,502 shares for services          67,335          381,880          --         --         449,215

Issued 625,000 shares for loan
  conversion .......................           6,250           43,750          --         --          50,000

Issued 1,000,000 shares for
  repurchase of distributorship ....          10,000           90,000          --         --         100,000

Reverse stock split ................        (620,885)         620,885          --         --            --

Net loss for the year ended
  January 31, 1996 .................            --               --      (1,384,488)      --      (1,384,488)
                                         -----------  ---------------   -----------   --------   -----------

Balance, January 31, 1996 ..........           3,120        4,266,355    (5,163,970)      --        (894,495)

Issued 1,455,000 shares ............           1,455        1,506,045          --         --       1,507,500

Issued 125,000 shares for services .             125          324,875          --         --         325,000

Net loss for the year ended
  January 31, 1997 .................            --               --      (2,172,260)      --      (2,172,260)
                                         -----------  ---------------   -----------   --------   -----------

Balance, January 31, 1997
  (carried forward) ................           4,700        6,097,275    (7,336,230)      --      (1,234,255)


(continued)


                                       See notes to financial statements


                                               TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2002

==============================================================================================================

(continued)


                                                                          Deficit
                                                                        Accumulated                 Total
                                                                          in the                 Stockholders'
                                           Common        Additional     Development   Treasury     Equity
                                            Stock     Paid-in Capital      Stage        Stock    (Deficiency)
                                         -----------  ---------------   -----------   --------   -----------

Balance, January 31, 1997
  (brought forward) ................           4,700        6,097,275    (7,336,230)      --      (1,234,255)

Issued 1,500,000 shares for
  non-recurring compensation .......           1,500        1,029,750          --         --       1,031,250

Issued 167,083 shares ..............             167           80,650          --         --          80,817

Issued 955,000 shares for services .             955        1,317,545          --         --       1,318,500

Issued 43,750 shares for
  litigation settlement ............              44           54,644          --         --          54,688

Issued 700,000 shares for
  convertible notes ................             700          566,979          --         --         567,679

Issued 452,772 shares for
  repayment of notes payable .......             452          523,587          --         --         524,039

Issued 120,000 shares for
  repayment of notes payable,
  officer/director .................             120          175,830          --         --         175,950

Net loss for the year ended
  January 31, 1998 .................            --               --      (5,074,155)      --      (5,074,155)
                                         -----------  ---------------   -----------   --------   -----------

Balance, January 31, 1998 ..........           8,638        9,846,260   (12,410,385)      --      (2,555,487)

Issued 2,251,307 shares ............           2,252        1,299,526          --         --       1,301,778

Issued 5,586,150 shares for
  convertible notes ................           5,586        3,129,504          --         --       3,135,090

Issued 42,704 shares for
  interest on convertible notes ....              43           26,385          --         --          26,428

Issued 1,226,815 shares for services           1,227          490,652          --         --         491,879

Issued 250,000 shares for
  repurchase of distributorship ....             250          124,750          --         --         125,000

Net loss for the year ended
  January 31, 1999 .................            --               --      (3,512,124)      --      (3,512,124)
                                         -----------  ---------------   -----------   --------   -----------

Balance, January 31, 1999
  (carried forward) ................          17,996       14,917,077   (15,922,509)      --        (987,436)

(continued)


                                       See notes to financial statements


                                                     TASTY FRIES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                                      OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2002

=========================================================================================================================

(continued)
                                                                               Deficit
                                                                             Accumulated                        Total
                                                                               in the                       Stockholders'
                                                Common        Additional     Development      Treasury         Equity
                                                 Stock      Paid-in Capital     Stage           Stock       (Deficiency)
                                              ------------  --------------- ------------    ------------    ------------
Balance, January 31, 1999
  (as restated) (brought forward) .........         17,996     14,917,077    (15,922,509)           --          (987,436)

Issued 3,789,000 shares ...................          3,789      1,624,291           --              --         1,628,080

Issued 250,000 shares for
  litigation settlement ...................            250        124,750           --              --           125,000

Issued 6,184,405 shares for services ......          6,184      2,799,214           --              --         2,805,398

Issued 500,000 shares for
  repurchase of distributorship ...........            500        249,500           --              --           250,000

Net loss for the year ended
  January 31, 2000 ........................           --             --       (5,783,657)           --        (5,783,657)
                                              ------------   ------------   ------------    ------------    ------------

Balance, January 31, 2000 .................         28,719     19,714,832    (21,706,166)           --        (1,962,615)

Issued 3,660,000 shares ...................          3,660      1,228,140           --              --         1,231,800

Issued 3,155,000 shares for services ......          3,155      1,312,312           --              --         1,315,467

Issued 4,000,000 shares for
  repayment of note payable ...............          4,000      1,596,000           --              --         1,600,000

Issued 1,200,000 shares for
  payment of accrued expenses .............          1,200        548,800           --              --           550,000

Net loss for the year ended
  January 31, 2001 ........................           --             --       (3,792,684)           --        (3,792,684)
                                              ------------   ------------   ------------    ------------    ------------

Balance, January 31, 2001 .................         40,734     24,400,084    (25,498,850)           --        (1,058,032)

Issued 6,200,000 shares ...................          6,200        835,800           --              --           842,000

Issued 747,500 shares for litigation
  settlement ..............................            747        113,928           --              --           114,675

Issued 10,010,247 shares for services .....         10,010      2,542,743           --              --         2,552,753

Issued 1,480,000 shares for
  repayment of note payable ...............          1,480        368,520           --              --           370,000

Net loss for the year ended
  January 31, 2002 ........................           --             --       (3,832,948)           --        (3,832,948)
                                              ------------   ------------   ------------    ------------    ------------

Balance, January 31, 2002 .................         59,171     28,261,075    (29,331,798)           --        (1,011,552)

Issued 5,450,000 shares (unaudited) .......          5,450      1,257,050           --              --         1,262,500

Issued 330,000 shares for
  services (unaudited) ....................            330        590,670           --              --           591,000

Acquisition of 1,250,000 shares (unaudited)           --             --             --          (512,500)       (512,500)

Net loss for the three months
  (unaudited) .............................           --             --         (971,321)           --          (971,321)
                                              ------------   ------------   ------------    ------------    ------------

Balance, April 30, 2002 (unaudited) .......   $     64,951   $ 30,108,795   $(30,303,119)   $   (512,500)   $   (641,873)
                                              ============   ============   ============    ============    ============


                                            See notes to financial statements


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2002

================================================================================================================

                                                                      Cumulative     Three Months Ended April 30
                                                                        Since       ----------------------------
                                                                      Inception          2002            2001
                                                                     (Unaudited)     (Unaudited)     (Unaudited)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES ............................   $(30,303,119)   $   (971,321)   $ (1,215,582)
  Net loss
  Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization .............................        311,666             748           1,604
      Common stock issued for services ..........................     10,310,335         106,500         748,275
      Common stock issued for litigation settlement .............        764,364            --              --
      Stock purchase discount ...................................      2,762,052         484,500         319,000
      Common stock issued for interest on convertible notes .....      1,129,196            --              --
      Common stock issued for repurchase of distributorships ....        250,000            --              --
      Accrued interest on notes and convertible notes payable ...        438,594            --              --
      (Increase) decrease in assets
        Prepaid expenses ........................................        (20,869)          3,729
        Other assets ............................................           --              --              --
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses ...................      1,068,997        (180,768)       (137,625)
        Unearned revenue ........................................        320,000            --              --
                                                                    ------------    ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES .........................    (12,968,784)       (556,612)       (284,328)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and office equipment ....................        (77,695)           --              --
  Loan costs ....................................................       (236,856)           --              --
                                                                    ------------    ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES .........................       (314,551)           --              --
                                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable .......................      2,600,000            --              --
  Issuance of common stock ......................................      9,760,173         800,000         170,000
  Costs of raising capital ......................................       (318,700)           --              --
  Note payable, net .............................................      1,360,816        (165,000)         55,000
  Officer/director note .........................................         80,000            --              --
                                                                    ------------    ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES .....................     13,482,289         635,000         225,000
                                                                    ------------    ------------    ------------
INCREASE (DECREASE) IN CASH (CARRIED FORWARD) ...................        198,954          78,388         (59,328)

(continued)


                                        See notes to financial statements


                                                TASTY FRIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2002

================================================================================================================

(continued)

                                                                      Cumulative     Three Months Ended April 30
                                                                        Since       ----------------------------
                                                                      Inception          2002            2001
                                                                     (Unaudited)     (Unaudited)     (Unaudited)
                                                                    ------------    ------------    ------------
Increase (decrease) in cash (brought forward) ..................         198,954          78,388         (59,328)

Cash, beginning of period ......................................            --           120,566          86,978
                                                                    ------------    ------------    ------------
Cash, end of period ............................................    $    198,954    $    198,954    $     27,650
                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

    Cash paid during the period for interest ...................    $     85,173    $     30,370    $       --
                                                                    ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES

    Issuance of common stock for services .......................   $ 10,310,335    $    106,500    $    748,275
    Issuance of common stock for conversion of note payable .....      2,675,000            --              --
    Issuance of common stock for repurchase of distributorship ..        475,000            --              --
    Issuance of common stock for litigation settlement ..........        764,364            --              --
    Accrued interest on notes payable ...........................        438,594            --              --
    Issuance of common stock to pay accrued expenses ............        550,000            --              --
    Issuance of common stock to pay note payable ................      1,270,000            --              --
    Acquisition of royalty rights ...............................     (1,500,000)           --              --
    Note payable, royalty rights ................................      1,500,000            --              --
    Issuance of common stock for subscription receivable ........        12,000         (50,000)            --


                                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2002
                                   (Unaudited)




NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended January 31, 2002.

NOTE 2 DESCRIPTION OF BUSINESS

     The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to April 30, 2002 totaling $5,633,331. The Company has placed five machines throughout the greater Portsmouth, NH. area. Five machines were installed and operated in and around Portsmouth New Hampshire. The five machines were in operation for approximately 11 months. An additional 20 machines were assembled and ready for field testing. However, in November 2001 the Company ceased all business dealings in New Hampshire, pulled its machines from the field and transported them along with the Company's manufacturing equipment to ACE Metal Products, Inc. in Turlock California for the first run production.

     No significant revenue has been received from these machines. The costs associated with the production of the machines have been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

ITEM 2. PLAN OF OPERATION

General

     The Company is a development-stage company having not yet completed the final exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ended April 30, 2002, the Company entered into the production stage of its lifecycle. The Company entered into a manufacturing contract with ACE Metal Products, Inc., located in Turlock, California, to commence the production run of the Machines.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At April 30, 2002 the Company had approximately $200,000 in cash.

     The Company will need to secure funds to allow it to enter into its second production run of machines, in line with management's current plan of operation. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand its marketing efforts over the next 12 months. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

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

     On February 1, 2002 the Company entered into an exclusive Master Sales and Marketing Agreement with SilverLeaf LLC. According to the terms of the Agreement SilverLeaf was to purchase 10,000 of the Company's French fry vending machines by 2004. Delivery of production machines was to commence in July 2002. After a request by the Company, SilverLeaf failed to demonstrate its financial capability to support the purchase of 10,000 machines and ancillary products. On May 10, 2002 the Company issued a notice of termination to SilverLeaf canceling the Master Sales and Marketing Agreement. Thereafter, SilverLeaf filed a lawsuit in the State of New Jersey requesting the Court to issue an injunction preventing the termination of the agreement. The lawsuit which was originally filed in New Jersey Superior Court, Union County, was removed to the United States District Court for the District of New Jersey by the Company. In the lawsuit, SilverLeaf contended that it had no obligation to provide the Company with adequate assurances of its financial ability to purchase the machines under the agreement and that by terminating the agreement SilverLeaf would suffer irreparable injury.

     A hearing was held on May 31, 2002 wherein the District Court found in favor of the Company, dissolved an "Order to Show Cause with Temporary Restraints" ("OSC"), which SilverLeaf obtained on May 10, 2002 from a New Jersey State Court, and upheld the Company's termination of the February 1, 2002 Master Sales and Marketing Agreement.

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

                                      Tasty Fries, Inc.


                                      /s/ EDWARD C. KELLY
                                      -----------------------------------------
                                      Edward C. Kelly
                                      President and Principal Financial Officer

Date: June 12, 2002