Form 10QSB
period 2002-07-31
TASTY FRIES INC
filed 2002-09-16
CIK 791885

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

                       For the Quarter Ended July 31, 2002
                         Commission File No. 33-4460-NY


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

                                YES _X_   NO ___

    As of July 31, 2002: 67,351,761 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
================================================================================

                                                           31-Jul        January 31,
        ASSETS                                              2002            2002
                                                        ------------    ------------
                                                         (Unaudited)
                                                        ------------
CURRENT ASSETS
   Cash .............................................   $    184,296    $    120,566
   Prepaid expenses .................................         17,139          24,598
                                                        ------------    ------------
   TOTAL CURRENT ASSETS .............................        201,435         145,164

Furniture and office equipment, net of
   accumulated depreciation of $75,558, July 31, 2002
   and $74,062, January 31, 2002 ....................          2,137           3,633

OTHER ASSETS
   Royalty rights ...................................      1,500,000       1,500,000
                                                        ------------    ------------
Total Assets ........................................   $  1,703,572    $  1,648,797
                                                        ============    ============
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses ............   $    624,010    $    739,783
   Current maturities of long-term debt .............        800,000         600,000
   Stockholder loans payable ........................        277,566         312,566
                                                        ------------    ------------
   TOTAL CURRENT LIABILITIES ........................      1,701,576       1,652,349
                                                        ------------    ------------
LONG TERM LIABILITIES
   Long-term debt, net of current maturities ........        250,000         750,000
   Unearned revenue .................................        320,000         320,000
                                                        ------------    ------------
   TOTAL LONG TERM LIABILITIES ......................        570,000       1,070,000
                                                        ------------    ------------
TOTAL LIABILITIES ...................................      2,271,576       2,722,349
                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value
      Authorized 100,000,000 shares; issued
      68,601,761 and outstanding 67,351,761 shares,
      July 31, 2002; issued and outstanding
      59,171,758 shares, January 31, 2002 ...........         68,601          59,171
   Additional paid-in capital .......................     30,700,645      28,261,075
   Deficit accumulated in the development stage .....    (30,812,750)    (29,331,798)
   Treasury stock, 1,250,000 shares at cost .........       (512,500)           --
                                                        ------------    ------------
                                                            (556,004)     (1,011,552)
   Less: Subscription receivable ....................        (12,000)        (62,000)
                                                        ------------    ------------
   TOTAL STOCKHOLDERS' DEFICIENCY ...................       (568,004)     (1,073,552)
                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ......   $  1,703,572    $  1,648,797
                                                        ============    ============


                        See notes to financial statements
                                        3


                                                      TASTY FRIES, INC.
                                                (A Development Stage Company)
                                                  STATEMENTS OF OPERATIONS
                                  FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                      AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2002

===========================================================================================================================

                                                                 Six Months Ended July 31       Three Months Ended July 31
                                                 Cumulative    ----------------------------    ----------------------------
                                                   Since
                                                 Inception         2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------    ------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                               ------------    ------------    ------------    ------------    ------------
REVENUES ...................................   $       --      $       --      $       --      $       --      $       --
                                               ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES
   Research, machine and product development      5,750,913         222,612         588,708         117,582         160,648
   Selling, general and administrative .....     20,198,676         626,525         656,697         275,104         200,247
                                               ------------    ------------    ------------    ------------    ------------
   Total costs and expenses ................     25,949,589         849,137       1,245,405         392,686         360,895
                                               ------------    ------------    ------------    ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE) .........    (25,949,589)       (849,137)     (1,245,405)       (392,686)       (360,895)
                                               ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income .........................         21,274            --              --              --              --
   Forfeited distributor deposits ..........         15,000            --              --              --              --
   Stock purchase discount .................     (2,802,552)       (525,000)        (29,000)        (40,500)           --
   Interest expense ........................     (2,096,883)       (106,815)        (38,588)        (76,445)        (26,516)
                                               ------------    ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME (EXPENSE) ............     (4,863,161)       (631,815)        (67,588)       (116,945)        (26,516)
                                               ------------    ------------    ------------    ------------    ------------
NET LOSS ...................................   $(30,812,750)   $ (1,480,952)   $ (1,312,993)   $   (509,631)   $   (387,411)
                                               ============    ============    ============    ============    ============
NET LOSS PER SHARE OF COMMON STOCK .........                   $      (0.02)   $      (0.03)   $      (0.01)   $      (0.01)
                                                               ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING ........                     61,758,401      42,938,613      62,174,017      43,047,854
                                                               ============    ============    ============    ============


                                              See notes to financial statements


                                                 TASTY FRIES, INC.
                                           (A Development Stage Company)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2002

====================================================================================================================

                                                                        Deficit
                                                                     Accumulated in
                                                                           the                          Total
                                           Common         Additional     Development     Treasury      Stockholders'
                                            Stock      Paid-in Capital      Stage          Stock       (Deficiency)
                                         -----------   ---------------   -----------    -----------    -----------
Balance, February 1, 1991 ............   $   157,307       $  (156,307)   $      --      $     --      $     1,000

Issued 1,114,679 shares for note
      conversion .....................        11,147           113,853           --            --          125,000

Net loss for the year ended
      January 31, 1992 ...............          --                --         (198,425)         --         (198,425)
                                         -----------       -----------    -----------    ----------    -----------
Balance, January 31, 1992 ............       168,454           (42,454)      (198,425)         --          (72,425)

Issued 4,275,000 shares ..............        42,750           457,250           --            --          500,000

Issued 150,000 shares for services ...         1,500            36,000           --            --           37,500

Net loss for the year ended
      January 31, 1993 ...............          --                --         (773,304)         --         (773,304)
                                         -----------       -----------    -----------    ----------    -----------
Balance, January 31, 1993 ............       212,704           450,796       (971,729)         --         (308,229)

Issued 7,600,000 shares ..............        76,000           464,000           --            --          540,000

Issued 220,000 shares for services ...         2,200              --             --            --            2,200

Redeemed 3,145,000 shares ............       (31,450)           31,450           --            --             --

Net loss for the year ended
      January 31, 1994 ...............          --                --         (658,820)         --         (658,820)
                                         -----------       -----------    -----------    ----------    -----------
Balance, January 31, 1994 ............       259,454           946,246     (1,630,549)         --         (424,849)

Issued 3,129,999 shares ..............        31,300           547,950           --            --          579,250

Issued 2,151,622 shares for services .        21,516           121,294           --            --          142,810

Issued 1,000,000 shares for litigation
       settlement ....................        10,000           460,000           --            --          470,000

Net loss for the year ended
      January 31, 1995 ...............          --                --       (2,148,933)         --       (2,148,933)
                                         -----------       -----------    -----------    ----------    -----------
Balance, January 31, 1995
      (carried forward) ..............       322,270         2,075,490     (3,779,482)         --       (1,381,722)

(continued)


                                         See notes to financial statements


                                                 TASTY FRIES, INC.
                                           (A Development Stage Company)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2002


====================================================================================================================

(continued)

                                                                        Deficit
                                                                     Accumulated in
                                                                           the                          Total
                                           Common         Additional     Development     Treasury      Stockholders'
                                            Stock      Paid-in Capital      Stage          Stock       (Deficiency)
                                         -----------   ---------------   -----------    -----------    -----------

Balance, January 31, 1995
      (brought forward) ............         322,270         2,075,490   (3,779,482)           --       (1,381,722)

Issued 21,815,000 shares ...........         218,150         1,054,350           --            --        1,272,500

Issued 6,733,502 shares for services          67,335           381,880           --            --          449,215

Issued 625,000 shares for loan
      conversion ...................           6,250            43,750           --            --           50,000

Issued 1,000,000 shares for
      repurchase of distributorship           10,000            90,000           --            --          100,000

Reverse stock split ................        (620,885)          620,885           --            --             --

Net loss for the year ended
      January 31, 1996 .............            --                --       (1,384,488)         --       (1,384,488)
                                         -----------       -----------    -----------    ----------    -----------
Balance, January 31, 1996 ..........           3,120         4,266,355     (5,163,970)         --         (894,495)

Issued 1,455,000 shares ............           1,455         1,506,045           --            --        1,507,500

Issued 125,000 shares for services .             125           324,875           --            --          325,000

Net loss for the year ended
      January 31, 1997 .............            --                --       (2,172,260)         --       (2,172,260)
                                         -----------       -----------    -----------    ----------    -----------
Balance, January 31, 1997
      (carried forward) ............           4,700         6,097,275     (7,336,230)         --       (1,234,255)

(continued)



                                         See notes to financial statements


                                                 TASTY FRIES, INC.
                                           (A Development Stage Company)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2002

------------------------------------------------------------------------------------------------------------------

(continued)


                                                                        Deficit
                                                                     Accumulated in
                                                                           the                          Total
                                         Common         Additional     Development     Treasury      Stockholders'
                                          Stock      Paid-in Capital      Stage          Stock       (Deficiency)
                                       -----------   ---------------   -----------    -----------    -----------
Balance, January 31, 1997
      (brought forward) ............         4,700        6,097,275    (7,336,230)          --       (1,234,255)

Issued 1,500,000 shares for
      non-recurring compensation ...         1,500        1,029,750          --             --        1,031,250

Issued 167,083 shares ..............           167           80,650          --             --           80,817

Issued 955,000 shares for services .           955        1,317,545          --             --        1,318,500

Issued 43,750 shares for
      litigation settlement ........            44           54,644          --             --           54,688

Issued 700,000 shares for
      convertible notes ............           700          566,979          --             --          567,679

Issued 452,772 shares for
      repayment of notes payable ...           452          523,587          --             --          524,039

Issued 120,000 shares for
      repayment of notes payable,
      officer/director .............           120          175,830          --             --          175,950

Net loss for the year ended
      January 31, 1998 .............          --               --      (5,074,155)                   (5,074,155)
                                       -----------      -----------   -----------    -----------    -----------
Balance, January 31, 1998 ..........         8,638        9,846,260   (12,410,385)          --       (2,555,487)

Issued 2,251,307 shares ............         2,252        1,299,526          --             --        1,301,778

Issued 5,586,150 shares for
      convertible notes ............         5,586        3,129,504          --             --        3,135,090

Issued 42,704 shares for
      interest on convertible notes             43           26,385          --             --           26,428

Issued 1,226,815 shares for services         1,227          490,652          --             --          491,879

Issued 250,000 shares for
      repurchase of distributorship            250          124,750          --             --          125,000

Net loss for the year ended
      January 31, 1999 .............          --               --      (3,512,124)          --       (3,512,124)
                                       -----------      -----------   -----------    -----------    -----------
Balance, January 31, 1999
      (carried forward) ............        17,996       14,917,077   (15,922,509)          --         (987,436)

(continued)



                                         See notes to financial statements


                                                 TASTY FRIES, INC.
                                           (A Development Stage Company)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2002


=================================================================================================================


(continued)

                                                                        Deficit
                                                                     Accumulated in
                                                                           the                         Total
                                         Common         Additional     Development     Treasury     Stockholders'
                                          Stock      Paid-in Capital      Stage          Stock      (Deficiency)
                                       -----------   ---------------   -----------    -----------   -----------
Balance, January 31, 1999
      (as restated) (brought forward)       17,996       14,917,077   (15,922,509)          --         (987,436)

Issued 3,789,000 shares .............        3,789        1,624,291          --             --        1,628,080

Issued 250,000 shares for
      litigation settlement .........          250          124,750          --             --          125,000

Issued 6,184,405 shares for services         6,184        2,799,214          --             --        2,805,398

Issued 500,000 shares for
      repurchase of distributorship .          500          249,500          --             --          250,000

Net loss for the year ended
      January 31, 2000 ..............         --               --      (5,783,657)          --       (5,783,657)
                                       -----------      -----------   -----------    -----------    -----------
Balance, January 31, 2000 ...........       28,719       19,714,832   (21,706,166)          --       (1,962,615)

Issued 3,660,000 shares .............        3,660        1,228,140          --             --        1,231,800

Issued 3,155,000 shares for services         3,155        1,312,312          --             --        1,315,467

Issued 4,000,000 shares for
      repayment of note payable .....        4,000        1,596,000          --             --        1,600,000

Issued 1,200,000 shares for
      payment of accrued expenses ...        1,200          548,800          --             --          550,000

Net loss for the year ended
      January 31, 2001 ..............         --               --      (3,792,684)          --       (3,792,684)
                                       -----------      -----------   -----------    -----------    -----------
Balance, January 31, 2001 ...........       40,734       24,400,084   (25,498,850)          --       (1,058,032)

Issued 6,200,000 shares .............        6,200          835,800          --             --          842,000

Issued 747,500 shares for litigation
      settlement ....................          747          113,928          --             --          114,675

Issued 10,010,247 shares for services       10,010        2,542,743          --             --        2,552,753

Issued 1,480,000 shares for
      repayment of note payable .....        1,480          368,520          --             --          370,000

Net loss for the year ended
      January 31, 2002 ..............         --               --      (3,832,948)          --       (3,832,948)

                                       -----------      -----------   -----------    -----------    -----------
Balance, January 31, 2002
      (carried forward) .............       59,171       28,261,075   (29,331,798)          --       (1,011,552)

(continued)



                                         See notes to financial statements

                                                 TASTY FRIES, INC.
                                           (A Development Stage Company)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2002

==================================================================================================================

(continued)

                                                                        Deficit
                                                                     Accumulated in
                                                                           the                         Total
                                         Common         Additional     Development     Treasury     Stockholders'
                                          Stock      Paid-in Capital      Stage          Stock      (Deficiency)
                                       -----------   ---------------   -----------    -----------   -----------

Balance, January 31, 2002
      (brought forward) ...........         59,171      28,261,075     (29,331,798)           --       (1,011,552)

Issued 5,450,000 shares (unaudited)          5,450       1,257,050            --              --        1,262,500

Issued 330,000 shares for
      services (unaudited) ........            330         590,670            --              --          591,000

Acquisition of 1,250,000 shares
      (unaudited) .................           --               --             --          (512,500)      (512,500)

Net loss for the three months
      (unaudited) .................           --               --         (971,321)           --         (971,321)
                                      ------------    ------------    ------------    ------------   ------------
Balance, April 30, 2002 (unaudited)         64,951      30,108,795     (30,303,119)       (512,500)      (641,873)

Issued 3,650,003 shares (unaudited)          3,650         591,850         595,500

Net loss for the three months
      (unaudited) .................                                       (509,631)                      (509,631)
                                      ------------    ------------    ------------    ------------   ------------
Balance, July 31, 2002 (unaudited)    $     68,601    $ 30,700,645    $(30,812,750)   $   (512,500)  $   (556,004)
                                      ============    ============    ============    ============   ============



                                         See notes to financial statements


                                                          TASTY FRIES, INC.
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS
                                      FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                          AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2002

==================================================================================================================================

                                                                          Six Months Ended July 31     Three Months Ended July 31
                                                           Cumulative   ---------------------------   ---------------------------
                                                             Since
                                                           Inception        2002           2001           2002           2001
                                                         ------------   ------------   ------------   ------------   ------------
                                                          (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                         ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES ..................  $(30,812,750)  $ (1,480,952)  $ (1,312,993)  $   (509,631)  $   (387,411)
  Net loss
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization .................       312,414          1,496          3,209            748          1,606
        Common stock issued for services ..............    10,310,335        106,500        873,276           --          125,000
        Common stock issued for litigation settlement .       764,364           --           14,400           --           14,400
        Stock purchase discount .......................     2,802,552        525,000         29,000         40,500           --
        Common stock issued for interest on convertible
          notes .......................................     1,129,196           --             --             --             --
        Common stock issued for repurchase of
          distributorships ............................       250,000           --             --             --             --
        Accrued interest on notes and convertible notes
          payable .....................................       438,594           --             --             --             --
        (Increase) decrease in assets
          Prepaid expenses ............................       (17,139)         7,459        (18,623)         3,730        (18,623)
          Other assets ................................          --             --             --             --             --
        Increase (decrease) in liabilities
          Accounts payable and accrued expenses .......     1,133,992       (115,773)        43,753         64,995        181,378
          Unearned revenue ............................       320,000           --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------
  NET CASH USED IN OPERATING ACTIVITIES ...............   (13,368,442)      (956,270)      (367,978)      (399,658)       (83,650)
                                                         ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and office equipment ..........       (77,695)          --             --             --             --
  Loan costs ..........................................      (236,856)          --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------
  NET CASH USED IN INVESTING ACTIVITIES ...............      (314,551)          --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable .............     2,600,000           --             --             --             --
  Issuance of common stock ............................    10,315,173      1,355,000         70,000        555,000           --
  Costs of raising capital ............................      (318,700)          --             --             --             --
  Note payable, net ...................................     1,190,816       (335,000)       211,000       (170,000)        56,000
  Officer/director note ...............................        80,000           --                                           --
                                                         ------------   ------------   ------------   ------------   ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES ...........    13,867,289      1,020,000        281,000        385,000         56,000
                                                         ------------   ------------   ------------   ------------   ------------
INCREASE (DECREASE) IN CASH (CARRIED FORWARD) .........       184,296         63,730        (86,978)       (14,658)       (27,650)

(continued)


                                                  See notes to financial statements
                                                                 10


                                                          TASTY FRIES, INC.
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS
                                      FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                          AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2002

==================================================================================================================================

(continued)

                                                                           Six Months Ended July 31     Three Months Ended July 31
                                                            Cumulative   ---------------------------   ---------------------------
                                                              Since
                                                            Inception        2002           2001           2002           2001
                                                          ------------   ------------   ------------   ------------   ------------
                                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                          ------------   ------------   ------------   ------------   ------------
INCREASE (DECREASE) IN CASH (BROUGHT FORWARD) ..........       184,296         63,730        (86,978)       (14,658)       (27,650)

CASH, BEGINNING OF PERIOD ..............................          --          120,566         86,978        198,954         27,650
                                                          ------------   ------------   ------------   ------------   ------------
CASH, END OF PERIOD ....................................  $    184,296   $    184,296   $       --     $    184,296   $       --
                                                          ============   ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

      Cash paid during the period for interest .........  $    109,117   $     54,314   $       --     $     23,945   $       --
                                                          ============   ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES

    Issuance of common stock for services ..............  $ 10,310,335   $    106,500   $    873,276   $       --     $    125,000
    Issuance of common stock for conversion of note
      payable ..........................................     2,675,000           --             --             --             --
    Issuance of common stock for repurchase of
      distributorship ..................................       475,000           --             --             --             --
    Issuance of common stock for litigation settlement .       764,364           --           14,400           --           14,400
    Accrued interest on notes payable ..................       438,594           --             --             --             --
    Issuance of common stock to pay accrued expenses ...       550,000           --             --             --             --
    Issuance of common stock to pay note payable .......     1,270,000           --          370,000           --          370,000
    Acquisition of royalty rights ......................    (1,500,000)          --             --             --             --
    Note payable, royalty rights .......................     1,500,000           --             --             --             --
    Issuance of common stock for subscription receivable        12,000        (50,000)          --             --             --


                                                  See notes to financial statements
                                                                 11

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 2002
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended January 31, 2002.

NOTE 2   DESCRIPTION OF BUSINESS

     The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to July 31, 2002 totaling $5,750,913. The Company has contracted with ACE Metal Products, Inc. in Turlock California for the first run production.

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

ITEM 2.  PLAN OF OPERATION

General

The Company is a development-stage company having not yet completed the final exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ended July 31, 2002, the Company entered into the production stage of its lifecycle. The Company entered into a manufacturing contract with ACE Metal Products, Inc., located in Turlock, California, to commence the production run of the Machines.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At July 31, 2002 the Company had approximately $185,000 in cash.

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


PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 1, 2002 the Company entered into an exclusive Master Sales and Marketing Agreement with SilverLeaf LLC. According to the terms of the Agreement

SilverLeaf was to purchase 10,000 of the Company's French fry vending machines by 2004. Delivery of production machines was to commence in July 2002. After a request by the Company, SilverLeaf failed to demonstrate its financial capability to support the purchase of 10,000 machines and ancillary products. On May 10, 2002 the Company issued a notice of termination to SilverLeaf canceling the Master Sales and Marketing Agreement. Thereafter, SilverLeaf filed a lawsuit in the State of New Jersey requesting the Court to issue an injunction preventing the termination of the agreement. The lawsuit, which was originally filed in New Jersey Superior Court, Union County, was removed to the United States District Court for the District of New Jersey by the Company. In the lawsuit, SilverLeaf contended that it had no obligation to provide the Company with adequate assurances of its financial ability to purchase the machines under the agreement and that by terminating the agreement SilverLeaf would suffer irreparable injury.

A hearing was held on May 31, 2002 wherein the District Court found in favor of the Company, dissolved an "Order to Show Cause with Temporary Restraints" ("OSC"), which SilverLeaf obtained on May 10, 2002 from a New Jersey State Court, and upheld the Company's termination of the February 1, 2002 Master Sales and Marketing Agreement. SilverLeaf has appealed the District Courts decision.

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

                  Tasty Fries, Inc.


                  ------------------------------------------
                  Edward C. Kelly
                  President and Principal Financial Officer

Date:  September 13, 2002