Form 10QSB
period 2002-10-31
TASTY FRIES INC
filed 2002-12-16
CIK 791885

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

                     For the Quarter Ended October 31, 2002
                         Commission File No. 33-4460-NY


                           --------------------------


                                TASTY FRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                            -------------------------


         NEVADA                                           65-0259052
-----------------------------               -----------------------------------
 State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization


650 SENTRY PARKWAY, SUITE ONE
BLUE BELL, PENNSYLVANIA                                   19422
---------------------------------------                 ----------
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

   As of October 31, 2002: 78,010,883 shares of common stock were outstanding.

                                            TASTY FRIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                              BALANCE SHEETS

=========================================================================================================
                                                                         31-OCT             January 31,
        ASSETS                                                            2002                 2002
                                                                       ------------         ------------
                                                                       (UNAUDITED)
                                                                       ------------
CURRENT ASSETS
        Cash ......................................................    $    118,152         $    120,566
        Prepaid expenses ..........................................          13,410               24,598
                                                                       ------------         ------------

        TOTAL CURRENT ASSETS ......................................         131,562              145,164

FURNITURE AND OFFICE EQUIPMENT, net of
        accumulated depreciation of $76,549, October 31, 2002
        and $74,062, January 31, 2002 .............................           3,575                3,633

OTHER ASSETS
        Royalty rights ............................................       1,500,000            1,500,000
                                                                       ------------         ------------

TOTAL ASSETS ......................................................    $  1,635,137         $  1,648,797
                                                                       ============         ============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
        Accounts payable and accrued expenses .....................    $    637,037         $    739,783
        Current maturities of long-term debt ......................         650,000              600,000
        Stockholder loans payable .................................         211,915              312,566
                                                                       ------------         ------------

        TOTAL CURRENT LIABILITIES .................................       1,498,952            1,652,349
                                                                       ------------         ------------

LONG TERM LIABILITIES
        Long-term debt, net of current maturities .................         250,000              750,000
        Unearned revenue ..........................................         320,000              320,000
                                                                       ------------         ------------

        TOTAL LONG TERM LIABILITIES ...............................         570,000            1,070,000
                                                                       ------------         ------------

TOTAL LIABILITIES .................................................       2,068,952            2,722,349
                                                                       ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
        Common stock, $.001 par value
            Authorized 100,000,000 shares; issued 75,698,265
            and outstanding 74,698,265 shares, October 31,
            2002; issued and outstanding 59,171,758 shares,
            January 31, 2002 ......................................          75,698               59,171
        Additional paid-in capital ................................      31,760,971           28,261,075
        Deficit accumulated in the development stage ..............     (31,750,484)         (29,331,798)
        Treasury stock, 1,000,000 shares at cost ..................        (420,000)                --
                                                                       ------------         ------------
                                                                           (333,815)          (1,011,552)
        Less: Subscription receivable .............................        (100,000)             (62,000)
                                                                       ------------         ------------

        TOTAL STOCKHOLDERS' DEFICIENCY ............................        (433,815)          (1,073,552)
                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ....................    $  1,635,137         $  1,648,797
                                                                       ============         ============


                                    See notes to financial statements

                                              TASTY FRIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                        FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                             AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2002

=============================================================================================================
                                                         Cumulative           Nine Months Ended October 31
                                                           Since           ----------------------------------
                                                         Inception             2002                 2001
                                                       ------------         ------------         ------------
                                                        (Unaudited)          (UNAUDITED)         (Unaudited)
                                                       ------------         ------------         ------------

REVENUES ..........................................    $       --           $       --           $       --
                                                       ------------         ------------         ------------

COSTS AND EXPENSES
      Research, machine and product development ...       5,876,337              348,036              595,088
      Selling, general and administrative .........      20,739,934            1,167,783            1,049,758
                                                       ------------         ------------         ------------

      TOTAL COSTS AND EXPENSES ....................      26,616,271            1,515,819            1,644,846
                                                       ------------         ------------         ------------

LOSS BEFORE OTHER INCOME (EXPENSE) ................     (26,616,271)          (1,515,819)          (1,644,846)
                                                       ------------         ------------         ------------

OTHER INCOME (EXPENSE)
      Interest income .............................          21,274                 --                   --
      Forfeited distributor deposits ..............          15,000                 --                   --
      Stock purchase discount .....................      (3,050,052)            (772,500)             (29,000)
      Interest expense ............................      (2,120,435)            (130,367)             (32,415)
                                                       ------------         ------------         ------------

      TOTAL OTHER INCOME (EXPENSE) ................      (5,134,213)            (902,867)             (61,415)
                                                       ------------         ------------         ------------

NET LOSS ..........................................    $(31,750,484)        $ (2,418,686)        $ (1,706,261)
                                                       ============         ============         ============


NET LOSS PER SHARE OF COMMON STOCK ................                               ($0.04)              ($0.04)
                                                                            ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING ...............                           65,271,428           43,269,762
                                                                            ============         ============


                                                              Three Months Ended October 31
                                                             --------------------------------
                                                                2002                2001
                                                             ------------         ------------
                                                              (UNAUDITED)         (Unaudited)
                                                             ------------         ------------

REVENUES ..........................................          $       --           $       --
                                                             ------------         ------------

COSTS AND EXPENSES
      Research, machine and product development ...               125,424                6,380
      Selling, general and administrative .........               541,258              393,061
                                                             ------------         ------------

      TOTAL COSTS AND EXPENSES ....................               666,682              399,441
                                                             ------------         ------------

LOSS BEFORE OTHER INCOME (EXPENSE) ................              (666,682)            (399,441)
                                                             ------------         ------------

OTHER INCOME (EXPENSE)
      Interest income .............................                  --                   --
      Forfeited distributor deposits ..............                  --                   --
      Stock purchase discount .....................              (247,500)                --
      Interest expense ............................               (23,552)               6,173
                                                             ------------         ------------

      TOTAL OTHER INCOME (EXPENSE) ................              (271,052)               6,173
                                                             ------------         ------------

NET LOSS ..........................................          $   (937,734)        $   (393,268)
                                                             ============         ============


NET LOSS PER SHARE OF COMMON STOCK ................                ($0.01)              ($0.01)
                                                             ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING ...............            67,407,371           43,746,002
                                                             ============         ============


                               See notes to financial statements

                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                         OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2002

==================================================================================================================================
                                                                                    Deficit
                                                                                 Accumulated in
                                                                                       the                                Total
                                                   Common       Additional         Development         Treasury       Stockholders'
                                                    Stock    Paid-in Capital          Stage             Stock         (Deficiency)
                                                  --------   ---------------     --------------        --------       -------------
Balance, February 1, 1991 ....................    $157,307    $  (156,307)        $       --           $    --        $      1,000

Issued 1,114,679 shares for note
      conversion .............................      11,147        113,853                 --                --             125,000

Net loss for the year ended
      January 31, 1992 .......................        --             --               (198,425)             --            (198,425)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 1992 ....................     168,454        (42,454)            (198,425)             --             (72,425)

Issued 4,275,000 shares ......................      42,750        457,250                 --                --             500,000

Issued 150,000 shares for services ...........       1,500         36,000                 --                --              37,500

Net loss for the year ended
      January 31, 1993 .......................        --             --               (773,304)             --            (773,304)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 1993 ....................     212,704        450,796             (971,729)             --            (308,229)

Issued 7,600,000 shares ......................      76,000        464,000                 --                --             540,000

Issued 220,000 shares for services ...........       2,200           --                   --                --               2,200

Redeemed 3,145,000 shares ....................     (31,450)        31,450                 --                --                --

Net loss for the year ended
      January 31, 1994 .......................        --             --               (658,820)             --            (658,820)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 1994 ....................     259,454        946,246           (1,630,549)             --            (424,849)

Issued 3,129,999 shares ......................      31,300        547,950                 --                --            579,250

Issued 2,151,622 shares for services .........      21,516        121,294                 --                --            142,810

Issued 1,000,000 shares for litigation
       settlement ............................      10,000        460,000                 --                --            470,000

Net loss for the year ended
      January 31, 1995 .......................        --             --             (2,148,933)             --          (2,148,933)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 1995
      (carried forward) ......................     322,270      2,075,490           (3,779,482)             --          (1,381,722)

(continued)

                                                 See notes to financial statements

                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                         OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2002

==================================================================================================================================
(continued)
                                                                                    Deficit
                                                                                 Accumulated in
                                                                                       the                                Total
                                                   Common       Additional         Development         Treasury       Stockholders'
                                                    Stock    Paid-in Capital          Stage             Stock         (Deficiency)
                                                  --------   ---------------     --------------        --------       -------------
Balance, January 31, 1995
      (brought forward) ......................     322,270      2,075,490           (3,779,482)             --          (1,381,722)

Issued 21,815,000 shares .....................     218,150      1,054,350                 --                --           1,272,500

Issued 6,733,502 shares for services .........      67,335        381,880                 --                --             449,215

Issued 625,000 shares for loan
      conversion .............................       6,250         43,750                 --                --              50,000

Issued 1,000,000 shares for
      repurchase of distributorship ..........      10,000         90,000                 --                --             100,000

Reverse stock split ..........................    (620,885)       620,885                 --                --               --

Net loss for the year ended
      January 31, 1996 .......................        --             --             (1,384,488)             --          (1,384,488)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 1996 ....................       3,120      4,266,355           (5,163,970)             --            (894,495)

Issued 1,455,000 shares ......................       1,455      1,506,045                 --                --           1,507,500

Issued 125,000 shares for services ...........         125        324,875                 --                --             325,000

Net loss for the year ended
      January 31, 1997 .......................        --             --             (2,172,260)             --          (2,172,260)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 1997
      (carried forward) ......................       4,700      6,097,275           (7,336,230)             --          (1,234,255)

(continued)

                                                 See notes to financial statements

                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                         OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2002

==================================================================================================================================
(continued)
                                                                                    Deficit
                                                                                 Accumulated in
                                                                                       the                                Total
                                                   Common       Additional         Development         Treasury       Stockholders'
                                                    Stock    Paid-in Capital          Stage             Stock         (Deficiency)
                                                  --------   ---------------     --------------        --------       -------------
Balance, January 31, 1997
      (brought forward) ......................       4,700      6,097,275           (7,336,230)             --          (1,234,255)

Issued 1,500,000 shares for
      non-recurring compensation .............       1,500      1,029,750                 --                --           1,031,250

Issued 167,083 shares ........................         167         80,650                 --                --              80,817

Issued 955,000 shares for services ...........         955      1,317,545                 --                --           1,318,500

Issued 43,750 shares for
      litigation settlement ..................          44         54,644                 --                --              54,688

Issued 700,000 shares for
      convertible notes ......................         700        566,979                 --                --             567,679

Issued 452,772 shares for
      repayment of notes payable .............         452        523,587                 --                --             524,039

Issued 120,000 shares for
      repayment of notes payable,
      officer/director .......................         120        175,830                 --                --             175,950

Net loss for the year ended
      January 31, 1998 .......................        --             --             (5,074,155)             --          (5,074,155)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 1998 ....................       8,638      9,846,260          (12,410,385)             --          (2,555,487)

Issued 2,251,307 shares ......................       2,252      1,299,526                 --                --           1,301,778

Issued 5,586,150 shares for
      convertible notes ......................       5,586      3,129,504                 --                --           3,135,090

Issued 42,704 shares for
      interest on convertible notes ..........          43         26,385                 --                --              26,428

Issued 1,226,815 shares for services .........       1,227        490,652                 --                --             491,879

Issued 250,000 shares for
      repurchase of distributorship ..........         250        124,750                 --                --             125,000

Net loss for the year ended
      January 31, 1999 .......................        --             --             (3,512,124)             --          (3,512,124)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 1999
      (carried forward) ......................      17,996     14,917,077          (15,922,509)             --            (987,436)

(continued)

                                                 See notes to financial statements

                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                         OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2002

==================================================================================================================================
(continued)
                                                                                    Deficit
                                                                                 Accumulated in
                                                                                       the                                Total
                                                   Common       Additional         Development         Treasury       Stockholders'
                                                    Stock    Paid-in Capital          Stage             Stock         (Deficiency)
                                                  --------   ---------------     --------------        --------       -------------
Balance, January 31, 1999
      (as restated) (brought forward) ........      17,996     14,917,077          (15,922,509)             --           (987,436)

Issued 3,789,000 shares ......................       3,789      1,624,291                 --                --           1,628,080

Issued 250,000 shares for
      litigation settlement ..................         250        124,750                 --                --             125,000

Issued 6,184,405 shares for services .........       6,184      2,799,214                 --                --           2,805,398

Issued 500,000 shares for
      repurchase of distributorship ..........         500        249,500                 --                --             250,000

Net loss for the year ended
      January 31, 2000 .......................        --             --             (5,783,657)             --          (5,783,657)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 2000 ....................      28,719     19,714,832          (21,706,166)             --          (1,962,615)

Issued 3,660,000 shares ......................       3,660      1,228,140                 --                --           1,231,800

Issued 3,155,000 shares for services .........       3,155      1,312,312                 --                --           1,315,467

Issued 4,000,000 shares for
      repayment of note payable ..............       4,000      1,596,000                 --                --          1,600,000

Issued 1,200,000 shares for
      payment of accrued expenses ............       1,200        548,800                 --                --             550,000

Net loss for the year ended
      January 31, 2001 .......................        --             --             (3,792,684)             --         (3,792,684)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 2001 ....................      40,734     24,400,084          (25,498,850)             --          (1,058,032)

Issued 6,200,000 shares ......................       6,200        835,800                 --                --             842,000

Issued 747,500 shares for litigation
      settlement .............................         747        113,928                 --                --             114,675

Issued 10,010,247 shares for services ........      10,010      2,542,743                 --                --           2,552,753

Issued 1,480,000 shares for
      repayment of note payable ..............       1,480        368,520                 --                --             370,000

Net loss for the year ended
      January 31, 2002 .......................        --             --             (3,832,948)             --          (3,832,948)
                                                  --------    -----------         ------------         ---------      ------------

Balance, January 31, 2002
      (carried forward) ......................      59,171     28,261,075          (29,331,798)             --          (1,011,552)

(continued)

                                                 See notes to financial statements

                                                         TASTY FRIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                         OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2002

==================================================================================================================================
(continued)
                                                                                    Deficit
                                                                                 Accumulated in
                                                                                       the                                Total
                                                   Common       Additional         Development         Treasury       Stockholders'
                                                    Stock    Paid-in Capital          Stage             Stock         (Deficiency)
                                                  --------   ---------------     --------------        --------       -------------
Balance, January 31, 2002
      (brought forward) ......................      59,171     28,261,075          (29,331,798)             --          (1,011,552)

ISSUED 5,150,000 SHARES (UNAUDITED) ..........       5,150      1,649,350                 --                --           1,654,500

ISSUED 330,000 SHARES FOR
      SERVICES (UNAUDITED) ...................         330        106,170                 --                --             106,500

ACQUISITION OF 1,000,000 SHARES (UNAUDITED) ..        --             --                   --            (420,000)          (420,000)

NET LOSS FOR THE THREE MONTHS
      (UNAUDITED) ............................        --             --               (971,321)             --             (971,321)
                                                   --------    -----------         ------------        ---------       ------------

BALANCE, APRIL 30, 2002 (UNAUDITED) ..........      64,651     30,016,595          (30,303,119)         (420,000)          (641,873)

ISSUED 3,650,003 SHARES (UNAUDITED) ..........       3,650        591,850                 --                --              595,500

NET LOSS FOR THE THREE MONTHS
      (UNAUDITED) ............................        --             --               (509,631)             --             (509,631)
                                                   --------    -----------         ------------        ---------       ------------

BALANCE, JULY 31, 2002 (UNAUDITED) ...........      68,301     30,608,445          (30,812,750)         (420,000)          (556,004)

ISSUED 4,600,000 SHARES (UNAUDITED) ..........       4,600        715,400                 --                --              720,000

ISSUED 250,000 SHARES FOR
      REPAYMENT OF NOTES PAYABLE .............         250         92,250                 --                --               92,500

ISSUED 544,720 SHARES FOR
      NON-RECURRING COMPENSATION .............         545         81,163                 --                --               81,708

ISSUED 2,001,784 SHARES FOR
      SERVICES (UNAUDITED) ...................       2,002        263,713                 --                --              265,715

NET LOSS FOR THE THREE MONTHS
      (UNAUDITED) ............................        --             --               (937,734)             --             (937,734)
                                                   --------    -----------         ------------        ---------       ------------
BALANCE, OCTOBER 31, 2002 (UNAUDITED) ........     $ 75,698    $31,760,971         $(31,750,484)       $(420,000)      $   (333,815)
                                                   ========    ===========         ============        ==========      ============


                                                 See notes to financial statements


                                                         TASTY FRIES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                   FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                       AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2002


===================================================================================================================================

                                                                              Cumulative             Nine Months Ended October 31
                                                                                Since             ---------------------------------
                                                                              Inception              2002                  2001
                                                                             ------------         ------------         ------------
                                                                             (Unaudited)          (UNAUDITED)          (Unaudited)
                                                                             ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES ....................................... $(31,750,484)        $ (2,418,686)        $ (1,706,261)
       Net loss
       Adjustments to reconcile net loss to net cash used in operating activities
                 Depreciation and amortization .............................      313,405                2,487                4,815
                 Common stock issued for services ..........................   10,657,758              453,923            1,173,276
                 Common stock issued for litigation settlement .............      764,364                 --                 14,400
                 Stock purchase discount ...................................    3,050,052              772,500               29,000
                 Common stock issued for interest on convertible notes .....    1,129,196                 --                   --
                 Common stock issued for repurchase of distributorships ....      250,000                 --                   --
                 Accrued interest on notes and convertible notes payable ...      438,594                 --                   --
                 (Increase) decrease in assets
                      Prepaid expenses .....................................      (13,410)              11,188              (16,194)
                      Other assets .........................................         --                   --                   --
                 Increase (decrease) in liabilities
                      Accounts payable and accrued expenses ................    1,147,019             (102,746)             (48,306)
                      Unearned revenue .....................................      320,000                 --                   --
                                                                             ------------         ------------         ------------
       NET CASH USED IN OPERATING ACTIVITIES ...............................  (13,693,506)          (1,281,334)            (549,270)
                                                                             ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of furniture and office equipment ..........................      (80,124)              (2,429)                --
       Loan costs ..........................................................     (236,856)                --                   --
                                                                             ------------         ------------         ------------
       NET CASH USED IN INVESTING ACTIVITIES ...............................     (316,980)              (2,429)                --
                                                                             ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from convertible notes payable .............................    2,600,000                 --                   --
       Issuance of common stock ............................................   10,730,173            1,770,000               70,000
       Costs of raising capital ............................................     (318,700)                --                   --
       Note payable, net ...................................................    1,037,165             (488,651)             392,473
       Officer/director note ...............................................       80,000                                      --
                                                                             ------------         ------------         ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................   14,128,638            1,281,349              462,473
                                                                             ------------         ------------         ------------
INCREASE (DECREASE) IN CASH (CARRIED FORWARD) ..............................      118,152               (2,414)             (86,797)



                                                                                       Three Months Ended October 31
                                                                                     ---------------------------------
                                                                                         2002                2001
                                                                                     ------------         ------------
                                                                                     (UNAUDITED)          (Unaudited)
                                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES .......................................         $   (937,734)        $   (393,268)
       Net loss
       Adjustments to reconcile net loss to net cash used in operating activities
                 Depreciation and amortization .............................                  991                1,605
                 Common stock issued for services ..........................              347,423              300,000
                 Common stock issued for litigation settlement .............                 --                   --
                 Stock purchase discount ...................................              247,500                 --
                 Common stock issued for interest on convertible notes .....                 --                   --
                 Common stock issued for repurchase of distributorships ....                 --                   --
                 Accrued interest on notes and convertible notes payable ...                 --                   --
                 (Increase) decrease in assets
                      Prepaid expenses .....................................                3,729                2,429
                      Other assets .........................................                 --                   --
                 Increase (decrease) in liabilities
                      Accounts payable and accrued expenses ................               13,027              (92,059)
                      Unearned revenue .....................................                 --                   --
                                                                                     ------------         ------------
       NET CASH USED IN OPERATING ACTIVITIES ...............................             (325,064)            (181,293)
                                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of furniture and office equipment ..........................               (2,429)                --
       Loan costs ..........................................................                 --                   --
                                                                                     ------------         ------------
       NET CASH USED IN INVESTING ACTIVITIES ...............................               (2,429)                --
                                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from convertible notes payable .............................                 --                   --
       Issuance of common stock ............................................              415,000                 --
       Costs of raising capital ............................................                 --                   --
       Note payable, net ...................................................             (153,651)             181,474
       Officer/director note ...............................................                                      --
                                                                                     ------------         ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................              261,349              181,474
                                                                                     ------------         ------------
INCREASE (DECREASE) IN CASH (CARRIED FORWARD) ..............................              (66,144)                 181

(continued)

                                           See notes to financial statements


                                                         TASTY FRIES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                   FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                       AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2002


===================================================================================================================================
(continued)
                                                                              Cumulative             Nine Months Ended October 31
                                                                                Since             ---------------------------------
                                                                              Inception              2002                  2001
                                                                             ------------         ------------         ------------
                                                                             (Unaudited)          (UNAUDITED)          (Unaudited)
                                                                             ------------         ------------         ------------

INCREASE (DECREASE) IN CASH (BROUGHT FORWARD) ..............................      118,152               (2,414)             (86,797)

CASH, BEGINNING OF PERIOD ..................................................         --                120,566               86,978
                                                                             ------------         ------------         ------------

CASH, END OF PERIOD ........................................................ $    118,152         $    118,152         $        181
                                                                             ============         ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

            Cash paid during the period for interest ....................... $    125,169         $     70,366         $       --
                                                                             ============         ============         ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
       FINANCING ACTIVITIES

            Issuance of common stock for services .......................... $ 10,657,758         $    453,923         $  1,173,276
            Issuance of common stock for conversion of note payable ........    2,675,000                 --                   --
            Issuance of common stock for repurchase of distributorship .....      475,000                 --                   --
            Issuance of common stock for litigation settlement .............      764,364                 --                 14,400
            Accrued interest on notes payable ..............................      438,594                 --                   --
            Issuance of common stock to pay accrued expenses ...............      550,000                 --                   --
            Issuance of common stock to pay note payable ...................    1,270,000               50,000              370,000
            Acquisition of royalty rights ..................................   (1,500,000)                --                   --
            Note payable, royalty rights ...................................    1,500,000                 --                   --
            Issuance of common stock for subscription receivable ...........      (38,000)            (100,000)                --
            Repayment of note payable by 3rd party liable to Company .......       12,000               12,000


                                                                                       Three Months Ended October 31
                                                                                     ---------------------------------
                                                                                         2002                2001
                                                                                     ------------         ------------
                                                                                     (UNAUDITED)          (Unaudited)
                                                                                     ------------         ------------
INCREASE (DECREASE) IN CASH (BROUGHT FORWARD) ..............................              (66,144)                 181

CASH, BEGINNING OF PERIOD ..................................................              184,296                    0
                                                                                     ------------         ------------

CASH, END OF PERIOD ........................................................         $    118,152         $        181
                                                                                     ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

            Cash paid during the period for interest .......................         $     16,052         $       --
                                                                                     ============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
       FINANCING ACTIVITIES

            Issuance of common stock for services ..........................         $    347,422         $    125,000
            Issuance of common stock for conversion of note payable ........                 --                   --
            Issuance of common stock for repurchase of distributorship .....                 --                   --
            Issuance of common stock for litigation settlement .............                 --                 14,400
            Accrued interest on notes payable ..............................                 --                   --
            Issuance of common stock to pay accrued expenses ...............                 --                   --
            Issuance of common stock to pay note payable ...................               50,000              370,000
            Acquisition of royalty rights ..................................                 --                   --
            Note payable, royalty rights ...................................                 --                   --
            Issuance of common stock for subscription receivable ...........             (100,000)                --
            Repayment of note payable by 3rd party liable to Company .......               12,000


                                           See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2002
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended January 31, 2002.

NOTE 2 DESCRIPTION OF BUSINESS

The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to October 31, 2002 totaling $5,876,337. In November 2001 the Company entered into a manufacturing agreement with ACE Metal Products, Inc. located in Turlock, California. Since entering into the agreement ACE Metal Products has been instrumental in cost reducing and perfecting the Company's French fry vending machine.

The costs associated with the production of the machines have been charged to research, machine and product development costs. The Company had no revenues from operations since inception and its ability to continue as a going concern is dependent on the continuation of equity financing to fund the expenses relating to successfully manufacturing and marketing the vending machine.

ITEM 2. PLAN OF OPERATION

General

The Company is a development-stage company having not yet completed the final exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ended October 31, 2002, the Company entered into the production stage of its lifecycle. The Company entered into a manufacturing contract with ACE Metal Products, Inc., located in Turlock, California, to commence the production run of the Machines.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At October 31, 2002 the Company had approximately $118,000 in cash.

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

A hearing was held on May 31, 2002 wherein the District Court found in favor of the Company, dissolved an "Order to Show Cause with Temporary Restraints" ("OSC"), which SilverLeaf obtained on May 10, 2002 from a New Jersey State Court, and upheld the Company's termination of the February 1, 2002 Master Sales and Marketing Agreement. SilverLeaf appealed the District Court's ruling and on October 30, 2002, the United States Court of Appeals for the Third Circuit affirmed the District Courts ruling. Contemporaneously with the filing of SilverLeaf's appeal, SilverLeaf filed an amended complaint alleging infringement of an exclusive license, fraud, breach of the covenant of good faith and fair dealing, breach of contract and tortious interference with prospective business advantage. Tasty Fries filed a motion to dismiss SilverLeaf's complaint and a hearing was held on November 25, 2002. The court dismissed SilverLeaf's claims of infringement of an exclusive license, fraud, and breach of the covenant of good faith and fair dealing and let remain SilverLeaf's breach of contract and tortious interference with prospective business advantage. It is the opinion of the Company's counsel that the SilverLeaf law suit lacks merit and that the Company will prevail.

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

                                      Tasty Fries, Inc.



                                      -----------------------------------------
                                      Edward C. Kelly
                                      President and Principal Financial Officer


Date: December 13, 2002