Form 10KSB
period 2003-01-31
TASTY FRIES INC
filed 2003-05-16
CIK 791885

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ____________ to ____________

                         Commission File No. 33-4460-NY
                         ------------------------------
              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       NEVADA                            65-0259052
            ------------------------------             ------------------
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

Yes [X]   No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: None The aggregate market value of the common voting stock held by non-affiliates as of January 2003: Not Determinable.

Shares  outstanding  of the  registrant's  common  stock as of January 31, 2003:
80,460,991 shares.

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

(B) BUSINESS OF THE COMPANY

      GENERAL

      The Company has developed a patented French fry vending machine (the "Machine"). The Company intends to manufacture and market the machine in both domestic and international markets through traditional sales to established vending companies. The Company may also own and operate machines itself. The Machines are expected to be located in high-traffic locations that have historically been successful for vending operators, such as universities, airports, bus and train stations, high schools, military bases, industrial locations and recreational venues.

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

      The Company's 50% share of the development costs were later determined to be $650,000. The Company agreed to pay $50,000 in interest raising the total debt to $700,000. The Company has paid $450,000 to Premier towards its 50% share of the development costs. Premier will also receive $250 per machine manufactured by the third party.

      In the spring of 1996, the Company and Premier agreed that Premier would be unable to manufacture the Machines under the terms of the Premier Amendment. On June 17, 1996, the Company announced its intention to award the manufacturing contract for the Machine to S&H Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party, and subsequently entered into a non-exclusive manufacturing agreement with S&H for such purpose. S&H is a contract-manufacturer, which specializes in the assembly and testing of electro-mechanical assemblies and equipment. Subsequently the contract was cancelled. In January 2000, the Company opened an assembly facility in Portsmouth, New Hampshire and hired sub-contractors to produce the first twenty-five units. However, in November 2001 the Company ceased all business dealings in New Hampshire, pulled its machines from the field and transported them along with the Company's manufacturing equipment to ACE Metal Products, Inc. in Turlock, California for the first run production.

PRE-PRODUCTION TOOLING

      The pre-production tooling stage for the machine is a critical element of the process of getting the machine into commercial production. The Tasty Fries device is comprised of many individual parts. A portion of these parts are basic, "off-the-shelf" manufacturing components such as hardware, lighting and electrical components. However, approximately 75% of the components are customized parts that require a subcontract supplier to manufacture specifically for Tasty Fries. Because of the costs associated with manufacturing these custom-designed parts, the most critical components have been designed to be tooled, molded or cast by the various suppliers. While very costly and time-consuming in the front-end of a project, the tooling of various component parts will: (a) ensure the consistency and quality of the machine's critical parts and (b) greatly reduce the unit costs of both the individual parts and the overall machine, as production volume increases. As with the overall business plan, the tooling process itself has been delayed due to the lack of capital available, however, the pre-production tooling stage is now complete.

      The Company will also produce a tabletop model of the machine. Customized parts will be marketed to operators of the machine, be they owners or lessees. No third parties will have any interest in the sale of the parts. The Company is unable to estimate when sale of the parts might commence but when they do, revenues are not expected to be significant.

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

      The Machine requires a 110-volt connection and is equipped with modern computer technology using microprocessors and sensors. If the machine operator desires, the Machine can communicate with a central database, via modem, to make available immediate information on product levels, service issues or currency levels. The machine's cash management program enables it to monitor the cash position at any time and the amount of vends, which allows for spontaneous and immediate cash reporting to the vending operator.

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

MARKETING

      The Company has historically marketed the Machines and the products exclusively through territorial distributorships. The Company currently intends to market its products in both domestic and international markets through traditional sales to established companies in the vending industry. The Company may also own and operate machines itself.

      The existing distributorship agreements essentially require an up-front payment and minimum annual payments usually over the life of the contract. Distributors must also pay a specified sum per Machine purchased as a credit toward the minimum annual payments. Most distributorship agreements require a minimum number of Machines to be purchased per year.

The Company has sold or granted an aggregate of 15 territorial distributorships. In the course of normal business, some of these distributorships have been reacquired by the Company and others have been terminated due to default on behalf of the distributor or by the distributor themselves. There is currently 1 distributorship, which has not been terminated or reacquired. The distributor's obligation to make further payments, after tendering the initial deposit required upon execution of the distributorship agreement, is conditioned on the Company's ability to ship its Machines and related products. Management believes that once commercial production of Machines is commenced and the distributor is notified and required to place orders for Machines, it may be financially unable to do so or may simply elect not to purchase Machines and effectuate its respective agreement. The Company appointed Ahmad Zohbi, as a Regional Representative for Tasty Fries, Inc. for the Middle East and Northern Africa, excluding Israel, Moracco and Turkey.

In February, 2002 the Company entered into a Master Sales and Marketing Agreement with SilverLeaf, LLC. The Agreement granted SilverLeaf the exclusive distribution rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. See LEGAL PROCEDINGS.

      The Company hired IC Ads, Inc. to develop and maintain the Company's web site (www.tastyfries.com).

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

PATENTS AND PROPRIETARY RIGHTS

      The Machine's inventor, Edward C. Kelly, is Tasty Fries' President and Chief Executive Officer and was issued a patent by the U.S. Patent and Trademark office in July 1996. In addition, the Company is seeking, but has not yet received, patent protection in Canada, Japan, and the European Patent office (which currently represents 17 European countries). The Company has applied and has received patent protection in Canada, Israel and Brazil; the Company is awaiting examinations of the European and Japanese applications.

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

GOVERNMENTAL APPROVALS AND REGULATIONS

      The Machine was designed and developed in consideration of applicable governmental and industry rules and regulations. Management believes that the Machine's design complies with National Sanitation Foundation ("NSF") guidelines as well as Underwriter's Laboratory ("UL") standards. The Machine has received UL (Underwriter's Laboratory), NAMA ( National Automated Merchandising
Association)   approval  and  will  receive  NSF  approval  prior  to  sale  and installation. The Company has requested that the Machine be inspected and expects to have the Machine inspected by various regulatory agencies during the production process but prior to sale and installation. Management believes, although no assurance is given, that the required approvals from various regulatory agencies are obtainable and are not currently aware of anything that will delay the necessary approvals. The machine has also received F.C.C. ( Federal Communications Certification) approval.

      Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture and operation of the machine.

RESEARCH AND DEVELOPMENT COSTS

      For the fiscal years ended January 31, 2003 and 2002, the Company incurred $586,611 and $1,759,899, respectively, in costs and expenses relating to the research and development of its machine.

      The Company could incur additional research and development costs over the next year should a counter top model of our French fry vending machine be introduced. Projected costs to design and develop this model should not exceed $300,000 as much of the technology can be transferred from the standard vending machine.

PERSONNEL

      As of January 31, 2003, the Company had a total of four full-time employees. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations to support such additional expense. If hired, such additional employees may include a director of marketing, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months.

ITEM 2. PROPERTIES.

      The Company owns no properties. In December 2002, the Company leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. The Company's current lease commitments total approximately $5,582.92 per month until December 1 2003. In November 2002, the Company leased 1,000 square feet of warehouse space located at Ambler Warehouse, North Maple Street, Ambler, PA. The current lease commitment on the warehouse space is $450 per month until November 30, 2003.

ITEM 3.  LEGAL PROCEEDINGS.

SilverLeaf, LLC v. Tasty Fries, Inc.: United States District Court for the District of New Jersey

On February 1, 2002 the Company entered into an exclusive Master Sales and Marketing Agreement with SilverLeaf LLC. The Agreement granted SilverLeaf the exclusive distribution rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. In May 2002, SilverLeaf LLC ("SilverLeaf") sued the Company in New Jersey State Court requesting an injunction preventing the termination of the February 1, 2002 Master Sales and Marketing Agreement (" Agreement"). Without the Company's knowledge, the State Court Judge entered an "Order to Show Cause With Temporary Restraints" (the "OSC"), which purported to prevent the Company from terminating the Agreement until a hearing on SilverLeaf's motion for Preliminary Injunction.

The Company removed the case to the United States District Court for the District of New Jersey, and the case was assigned to the Chief Judge, the Honorable John W. Bissell. Judge Bissell denied SilverLeaf's Motion for a Preliminary Injunction and dissolved the OSC. Judge Bissell found that SilverLeaf would not be irreparably injured if the Company terminated the Agreement. Judge Bissell's ruling allowed the Company's termination of the Agreement to stand.

SilverLeaf thereafter filed an emergency appeal to the United States Third Circuit District Court of Appeal (the "Third Circuit"). On October 20, 2002, the Third Circuit unanimously affirmed Judge Bissell's Order denying SilverLeaf's application for a preliminary injunction, finding no abuse of discretion in Judge Bissell's conclusion that "SilverLeaf failed to demonstrate a reasonable probability of success on the merits." The case was remanded to Judge Bissell. SilverLeaf amended its complaint to allege causes of action for breach of contract, infringement of exclusive license, fraud, tortious interference with prospective business advantage and breach of implied covenant of good faith and fair dealing. The Company moved to dismiss the Complaint. On December 5, 2002, Judge Bissell dismissed all claims against the Company, except for SilverLeaf's claims for breach of contract and tortious interference with prospective business advantage. The Company has initiated a Motion for Summary Judgement as to these two remaining claims, which the Company expects to be heard in the next sixty to ninety days. If successful, the granting of the Summary Judgement will completely dispose of the SilverLeaf litigation. The Company believes that the SilverLeaf action has no merits and will continue to vigorously defend the case.

Tasty Fries, Inc. v. Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC and Leon Pirak : United States District Court for the District of New Jersey

On October 18, 2002, the Company filed a lawsuit against Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC ("Silver Shadow") and Leon Pirak ("Pirak") for declaratory relief on whether the Company can legally issue a restricted stock certificate for 3,000,000 shares of the Company's stock (the "Restricted Stock") and a Warrant for 2,225,000 shares of the Company's stock exercisable at $1.00/share (the "Warrant") in the name of Silver Shadow or Pirak. Pirak filed a Motion for Summary Judgement, which is scheduled to be heard on May 15, 2003, requesting the Court to enter an order compelling the Company to issue the Restricted Stock and Warrant in his name and awarding him attorneys' fees. The Company has opposed the Motion on the grounds that the Company does not believe Pirak has demonstrated that he is entitled, under the securities laws, to the ownership of the Restricted Stock and Warrants. The Company intends to proceed with the case until it can determine if Pirak is legally entitled to the Restricted Stock and Warrants.

California Food and Vending, Inc. v. Tasty Fries, Inc. et al.: United States District Court for the Central District of California

As of January 21, 2002, the Company and California Food and Vending, Inc. ("CFV") entered into an Agreement to Settle Liability Under Modified Judgement ("Agreement") under which CFV sold to Tasty Fries for One Million Five Hundred Thousand Dollars ($1,500,000), payable on an installment basis, all of the Machine and Potato Royalty Rights awarded to it under the Modified Judgement Pursuant to Stipulation For Entry Of Modified Judgement ("Modified Judgement"*). The $1,500,000 with interest at Eight Percent (8%) per annum, was payable in eight installments over a twenty four (24) month period. The Company timely made the first five principal payments, for a total of Seven Hundred and Fifty Thousand Dollars ($750,000), plus accrued interest. The payment of the principal amount of $750,000, plus accrued interest resulted in the extinguishment of all of CFV's Machine Royalty Rights, and on February 13, 2003, CFV filed with the federal court a partial satisfaction of judgement. The remaining $750,000, was due in three equal installments of Two Hundred and Fifty Thousand Dollars ($250,000), plus accrued interest, from April 21, 2003 to January 21, 2004. On April 24, 2003, the Company and CFV entered into a letter agreement which modified the Agreement and reduced the remaining $750,000 owed, plus accrued interest of $16, 602.38, for a one time discounted payment of $696,602.38 on April 28, 2003. The Company made the payment, and all of CFV's remaining rights under the Modified Judgement and Agreement were extinguished and satisfied in full. On May 2, 2003 CFV filed with the federal court an Acknowledgement of Full Satisfaction of Judgement.

*The Modified Judgement provided, interalia, (1) that the Company pay to CFV royalties on the manufacture, sale, use and distribution of french fry vending machines (the "Machine Royalty Rights"), and (2) the Company pay to CFV a flat Twenty Five Cents ($0.25) per pound of potato product, sold, commercially used or distributed, in connection with Tasty Fries french fry vending machines, in perpetuity (the "Potato Product Royalty Rights").

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

                                                  High Bid            Low Bid
                                                  --------            -------

                  FISCAL 2001
                  -----------
                  First Quarter                    $ .73               $ .38
                  Second Quarter `                   .54                 .35
                  Third Quarter                      .57                 .32
                  Fourth Quarter                     .44                 .20

                  FISCAL 2002
                  -----------
                  First Quarter                      .47                 .24
                  Second Quarter                     .37                 .14
                  Third Quarter                      .27                 .10
                  Fourth Quarter                     .58                 .09

                  FISCAL 2003
                  -----------
                  First Quarter                      .60                 .12
                  Second Quarter                     .39                 .10
                  Third Quarter                      .18                 .08
                  Fourth Quarter                     .38                 .09

(B) HOLDERS.

      The approximate number of record holders of the Company's common stock as of January 31, 2003 is 1,311.

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

      With that business model in mind, the Company's current plan of operation is to market its products in both domestic and international markets through a combination traditional leases and/or sales to established companies in the vending industry and through Company owned machines.

      Management believes that, once in full production, the business cycle of the Company will allow it to operate in a cash positive fashion. That is, with receipt of each order the Company will require an advance payment from its customers for the machine itself and the ancillary products associated with each vend. therefore providing a good portion of the capital necessary to fund the procurement of essential component parts for machine production. If management is incorrect in this assumption, the Company's capital needs for manufacturing may be greater than currently anticipated. In this event, the Company will be required to raise additional funds. There can be no assurances given that any funding, including that which may be required to be advanced, will be available or if available, on terms satisfactory to the Company.

      In February, 2002 the Company entered into a Master Sales and Marketing Agreement with SilverLeaf, LLC. The Agreement granted SilverLeaf the exclusive distribution rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. See LEGAL PROCEDINGS.

Liquidity and Capital Resources

      At January 31, 2003, the Company had approximately $56,609 in cash.

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

      Subsequent to January 31, 2003, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

Results of Operations Fiscal Year Ended January 31, 2003 and 2002

      The company is still in the development stage and, as a result, has not realized any revenues, which would include the fiscal years ended January 31, 2003 and 2002.

      As a result of the company's financial condition, it frequently issues common stock to acquire various services. When the issue price is below the current market price, the company incurs stock purchase expense. In the years ended January 31, 2003 and 2002, stock purchase discount expense was $1,446,302 and $503,500.

      The company maintains a staff of several personnel. Salary and related payroll tax expense for the years ended January 31, 2003 and 2002 were $742,519, $525,000, respectively.

      The company is dependent upon outside consultants to provide research and development, financial, and marketing expertise. As a result, expenses can fluctuate from year to year. Consulting expenses for the years ended January 31, 2003 and 2002 were $586,611 and $1,760,000, respectively.

      The company incurs legal fees in connection with business negotiations and contract preparation, as well as certain instances of litigation. Legal expenses for the years ended January 31, 2003 and 2002 were $289,604 and $118,000, respectively.

      The loss from operations for the years ended January 31, 2003 and 2002 was ($3,947,644) and ($3,833,000), respectively.

Consultants & Advisors

      The Company has in the past, and will in the future, retain consultants with significant experience in areas such as marketing, advertising and financing.

      The Company has in the past and continues to engage the services of Lancaster Ventures Corporation to provide business consulting services.

      The Company has in the past and continues to engage the services of USIS International Capital Corporation ("USIS") to provide business consulting services and to assist the Company with the introduction of its machine to the marketplace.

      The Company has in the past and continues to engage the services of IC Ads, Inc. to develop and maintain the Company's web site (www.tastyfries.com).

ITEM  7. FINANCIAL STATEMENTS.

      Audited balance sheets as of January 31, 2003 and 2002, and the related statements of operations, of stockholders' equity deficiency and of cash flows for the years ended January 31, 2003 and 2002 and for the period from October 18, 1985 (inception) to January 31, 2003 are included after Item 12 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 20, 2002 , Goldenberg Rosenthal, LLP resigned as the independent accountant of the Company. Goldenberg Rosenthal, LLP advised the Company that it made a corporate decision to discontinue the practice of providing accounting and auditing services to publicly traded companies.

      On September 5, 2002 the Company engaged Baratz and Associates, PA, as its new independent accountants.

PART III.

ITEM  9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A) IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

The current directors of the Company will serve until the next meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                             Positions with
              Name                Age           Company
              ----                ---       --------------

          Edward C. Kelly          67       President, Chief Executive Officer,
                                            Treasurer and Chairman of the Board*

          Leonard J. Klarich       69       Secretary and Director*

          Jurgen A. Wolf           69       Director*

          Kurt R. Ziemer           48       Director

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

ITEM 10. EXECUTIVE COMPENSATION

(A)   GENERAL

(B)   SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATON (1)
                             ----------------------

                         Fiscal Year
Name &                      Ended                                   Restricted
Principal Position        January 31,     Salary         Bonus      Stock
Edward C. Kelly              2003         $240,000        $0        $81,708 (3)
President, CEO               2002         $240,000        $0
& Chairman (2)               2001         $240,000        $0

      (1) There were no long-term incentive payments made in the year-ended January 31, 2003.


      (2) Mr. Kelly has served as President and Treasurer of the Company since June 10, 1994, a director since April 1994, Chairman of the Board since June 3, 1996, and was Executive Vice President from January 1994 to June 10, 1994. This table does not include: (i) an option granted for 1,000,000 post-split shares of common stock exercisable for two years at .50 per share (iv) options granted pursuant to Mr. Kelly's employment contract (vi) option granted for 3,500,000 post-split shares of common stock exercisable at .50 per share.

      (3)   544,720  shares  of  restricted  stock @ .15 were  issued in lieu of
            salary   increase  for  the  proceeding   three  years  pursuant  to
            Employment Contract.

(C)   OPTIONS/S.A.R. GRANTS TABLE

OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 2003

      Each Director of the Company received a seven year option to purchase 50,000 shares of our common stock at an exercise price of $.45.

      Each Director of the Company received a two year option to purchase 200,000 shares of our common stock at an exercise price of $.45.

      Edward C. Kelly received a seven year option to purchase 1,000,000 shares of our common stock at an exercise price of $ .17 per share pursuant to employment contract.

(D)   AGGREGATED  OPTION/SAR  EXERCISES  AND FISCAL  YEAR END  OPTION/SAR  VALUE
      TABLE.

(E)   LONG TERM INCENTIVE PLAN (`LTIP") AWARDS TABLE.

      None.

(F)   COMPENSATON OF DIRECTORS.

      Directors are compensated by payment of an annual fee and grant of stock options. Each director receives an annual fee of $10,000. Each director also receives an option exercisable for seven years to acquire 50,000 shares of Tasty Fries common stock for each year of service commencing June 10, 1994. The exercise price is equal to the closing bid price of our stock on June 9th proceeding each year of service. Exercise prices range from $.45 to $1.25 per share. Each of our Director's received a two year option to purchase 200,000 shares of our common stock at an exercise price of $.45.

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

(H)   REPORT ON REPRICING OF OPTIONS/SARS

      None

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

      The following table sets forth, as of January 31, 2003, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

      Name & Address of                        Amount & Nature of       Percent
        Beneficial Owner                       Beneficial Ownership     of Class
        ----------------                       --------------------     --------

      Edward C. Kelly                               2,528,000             3%
      650 Sentry Parkway, Suite One
      Blue Bell, PA  19422  (1)

      L. Eric Whetstone                             3,535,357             4%
      11 Waterfront Estates, Estates Drive
      Lancaster, PA  19601


      L. Eric & Ilona Whetstone &
      Charles Whetstone Jt Ten                      2,500,000             3%
      11 Waterfront Estates, Estates Drive
      Lancaster, PA  19601

      L. Eric & Ilona Whetstone Ten Com             2,422,727             3%
      11 Waterfront Estates, Estates Drive
      Lancaster, PA  19601

      L. Eric & Ilona Whetstone Jt Ten                734,392             --
      11 Waterfront Estates, Estates Drive
      Lancaster, PA  19601


      David Rights
      1095 Rydal Road
      Rydal, PA 19046                               9,200,000            11%

      Ahmad Zhobi
      U.A.E.                                        4,300,000             5%

      Zekra Zhobi                                   2,680,000             3%

(1) Does not include an option for 3,500,000 shares of common stock at .50 per share expiring 4/5/04; an option for 200,000 shares of common stock at .50 per share expiring 11/1/04; options for 400,000 shares expiring ratably between June 10, 2003 and June 10, 2009 at exercise prices ranging from $.12 to $1.25 per share. Options for 8,000,000 shares expiring ratably between June 10, 2003 and June 10, 2009 at exercise prices ranging from $.12 per share to $1.25 per share pursuant to Employment Contract. SEE "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

(B)   SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of April 30, 2003, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

        Name & Address of                   Amount & Nature of         Percent
        Beneficial Owner                    Beneficial Ownership       of Class
        ----------------                    --------------------       --------

      Edward C. Kelly                            2,528,000                3%
      650 Sentry Parkway, Suite One
      Blue Bell, PA  19422  (1)

      Leonard J. Klarich                           180,000                0
      839 Claybrook Court
      Knoxville, TN  37923  (2)

      Jurgen A. Wolf                                50,000                0
      #103 15325 17 Ave
      Surrey, B.C.
      Canada V4A1T8  (3)



      Kurt R. Ziemer                               850,000                1%
      599 Valley View Drive
      New Holland, PA  17557  (4)

      All Officers and Directors                 3,608,000                5%
      as a group  (4 persons)

      * less than 1%

(1) Does not include an option for 3,500,000 shares of common stock at .50 per share expiring 4/5/04; an option for 200,000 shares of common stock at .50 per share expiring 11/1/04; options for 400,000 shares expiring ratably between June 10, 2003 and June 10, 2009 at exercise prices ranging from $.12 to $1.25 per share. Options for 8,000,000 shares expiring ratably between June 10, 2003 and June 10, 2009 at exercise prices ranging from $.12 per share to $1.25 per share pursuant to Employment Contract. SEE "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

      (2) Does not include: (i) options for 350,000 shares expiring ratably between June 10, 2003 and June 10, 2009 at exercise prices ranging from $.12 to $1.25 per share (ii) option for 200,000 shares of common stock at .50 per share expiring 11/1/04.

(3) Does not include: (i) options for 350,000 shares expiring ratably between June 10, 2003 and June 10, 2009 at exercise prices ranging from $.12 to $1.25 per share (ii) option for 200,000 shares of common stock at .50 per share expiring 11/1/04.

(4) Does not include: (i) options for 300,000 shares expiring ratably between June 10, 2003 and June 10, 2009 at exercise prices ranging from $.12 to $1.25 per share (ii) option for 200,000 shares of common stock at .50 per share expiring 11/1/04. Mr. Ziemer's option has been prorated to reflect the date he was appointed to the Board of Directors on October 4, 1996.

(C)   CHANGES IN CONTROL.

      Except as described in this Report, there are no arrangements, known to the Company, including any pledge by any person of securities of the Company or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SUBSEQUENT EVENTS

      At April 28, 2003 the Company settled the $750,000 balance of the note payable to California Food and Vending, Inc. ("CFV") and acquired clear title to the royalty rights that had been previously held by CFV as discussed in Note 8. CFV accepted a discounted amount of $696,602 as full payment of the $750,000 principal balance and accrued interest of $16,602. The note was due in installments through January 2004.

      The Company acquired the funds to finance this settlement from a stockholder. The terms of this funding include future payments to the stockholder of $0.20 per pound of potato product sold by the Company for a term consisting of the greater of 10 years, commencing when 250 french fry vending machines are placed into commercial use; or payment in full of the $696,602 amount financed plus accrued interest at 9% per annum, compounded.


REPORTS ON FORM 8-K.

      Forms 8-K dated May 19,  1999,  June 17, 1999,  July 20, 1999,  August 11,
1999,  October 14, 1999  November  20, 1999,  March 20, 2001,  July 11, 2002 and
September 9, 2002 are hereby incorporated by reference.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASTY FRIES, INC.

Date as of filing                              By: /s/ Edward C. Kelly
                                                   -----------------------------
                                                   Edward C. Kelly
                                                   President and Principal
                                                   Financial Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Edward C. Kelly                                               April 30, 2002
------------------------------------
Edward C. Kelly, Chairman, CEO
President, Treasurer & Director

/s/ Leonard J. Klarich                                            April 30, 2002
------------------------------------
Leonard J. Klarich, Vice President,
Secretary & Director

/s/ Jurgen A. Wolf                                                April 30, 2002
------------------------------------
Jurgen A. Wolf, Director

/s/ Kurt N. Ziemer                                                April 30, 2002
------------------------------------
Kurt N. Ziemer, Director

                                  CERTIFICATION
                                  -------------

I, Edward C. Kelly, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tasty Fries, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 16, 2003

Edward C. Kelly
CEO/CFO

To the Board of Directors and Stockholders
Tasty Fries, Inc.
Blue Bell, Pennsylvania

We have audited the accompanying balance sheet of Tasty Fries, Inc. (A Development Stage Company) as of January 31, 2003, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended and for the period October 18, 1985 (inception) to January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for Tasty Fries, Inc. as of January 31, 2002, were audited by other auditors whose report dated April 12, 2002, expressed an unqualified opinion on those financial statements.

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

In our opinion, the balance sheet as of January 31, 2003 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended and, based on our audit and the reports of other auditors, the statements of operations, changes in stockholders' deficiency, and cash flows for the period from October 18, 1985 (inception) to January 31, 2003, present fairly, in all material respects, the financial position of Tasty Fries, Inc. (A Development Stage Company) as of January 31, 2003, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has incurred net losses since its inception, and has a working capital and stockholders' deficiency as of January 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     Baratz & Associates, P.A.
Marlton, New Jersey
April 28, 2003

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

--------------------------------------------------------------------------------

                                                    January 31      January 31,
        ASSETS                                         2003            2002
                                                   ------------    ------------
Current assets
  Cash                                             $     56,609    $    120,566
  Prepaid expenses                                        9,682          24,598
                                                   ------------    ------------

    Total current assets                                 66,291         145,164

Furniture and office equipment, net
  of accumulated depreciation of
  $77,539, January 31, 2003
  and $74,062, January 31, 2002                           2,585           3,633

Other assets
  Royalty rights                                      1,500,000       1,500,000
                                                   ------------    ------------

Total Assets                                       $  1,568,876    $  1,648,797
                                                   ============    ============

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued expenses            $    953,480    $    739,783
  Current maturities of long-term debt                  750,000         600,000
  Stockholder loans payable                              60,349         312,566
                                                   ------------    ------------

  Total current liabilities                           1,763,829       1,652,349
                                                   ------------    ------------
Long term liabilities
  Long-term debt, net of current maturities                  --         750,000
  Unearned revenue                                      320,000         320,000
                                                   ------------    ------------

  Total long term liabilities                           320,000       1,070,000
                                                   ------------    ------------

Total Liabilities                                     2,083,829       2,722,349
                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficiency
  Common stock, $.001 par value
    Authorized 100,000,000 shares;
    issued and outstanding 80,460,991
    shares, January 31, 2003; issued
    and outstanding 59,171,758 shares,
    January 31, 2002                                     80,461          59,171
  Additional paid-in capital                         32,784,028      28,261,075
  Deficit accumulated in the
    development stage                               (33,279,442)    (29,331,798)
                                                   ------------    ------------
                                                       (414,953)     (1,011,552)
  Less: Subscription receivable                        (100,000)        (62,000)
                                                   ------------    ------------

  Total stockholders' deficiency                       (514,953)     (1,073,552)
                                                   ------------    ------------

Total Liabilities and
  Stockholders' Deficiency                         $  1,568,876    $  1,648,797
                                                   ============    ============

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
              AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2003

--------------------------------------------------------------------------------

                                                     Cumulative        Years Ended January 31,
                                                       Since        ----------------------------
                                                     Inception          2003            2002
                                                    ------------    ------------    ------------
Revenues                                            $         --    $         --    $         --
                                                    ------------    ------------    ------------

Costs and expenses
        Research, machine and product development      6,114,912         586,611       1,759,899
        Selling, general and administrative           21,330,893       1,758,742       1,529,532
                                                    ------------    ------------    ------------

        Total costs and expenses                      27,445,805       2,345,353       3,289,431
                                                    ------------    ------------    ------------

Loss before other income (expense)                   (27,445,805)     (2,345,353)     (3,289,431)
                                                    ------------    ------------    ------------

Other income (expense)
        Interest income                                   21,274              --              --
        Forfeited distributor deposits                    15,000              --              --
        Stock purchase discount                       (3,723,854)     (1,446,302)       (503,500)
        Interest expense                              (2,146,057)       (155,989)        (40,017)
                                                    ------------    ------------    ------------

        Total other income (expense)                  (5,833,637)     (1,602,291)       (543,517)
                                                    ------------    ------------    ------------

Net loss                                            $(33,279,442)   $ (3,947,644)   $ (3,832,948)
                                                    ============    ============    ============

Net loss per share of common stock                                        ($0.06)         ($0.08)
                                                                    ============    ============

Weighted average shares outstanding                                   68,533,451      46,957,387
                                                                    ============    ============

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2003

--------------------------------------------------------------------------------

                                                                        Deficit
                                                                       Accumulated
                                                        Additional        in the          Total
                                            Common        Paid-in      Development    Stockholders'
                                            Stock         Capital         Stage       (Deficiency)
                                         -----------    -----------    -----------   --------------
Balance, February 1, 1991                $   157,307    $  (156,307)   $        --    $     1,000

Issued 1,114,679 shares for note
      conversion                              11,147        113,853             --        125,000

Net loss for the year ended
      January 31, 1992                            --             --       (198,425)      (198,425)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1992                    168,454        (42,454)      (198,425)       (72,425)

Issued 4,275,000 shares                       42,750        457,250             --        500,000

Issued 150,000 shares for services             1,500         36,000             --         37,500

Net loss for the year ended
      January 31, 1993                            --             --       (773,304)      (773,304)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1993                    212,704        450,796       (971,729)      (308,229)

Issued 7,600,000 shares                       76,000        464,000             --        540,000

Issued 220,000 shares for services             2,200             --             --          2,200

Redeemed 3,145,000 shares                    (31,450)        31,450             --             --

Net loss for the year ended
      January 31, 1994                            --             --       (658,820)      (658,820)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1994                    259,454        946,246     (1,630,549)      (424,849)

Issued 3,129,999 shares                       31,300        547,950             --        579,250

Issued 2,151,622 shares for services          21,516        121,294             --        142,810

Issued 1,000,000 shares for litigation
       settlement                             10,000        460,000             --        470,000

Net loss for the year ended
      January 31, 1995                            --             --     (2,148,933)    (2,148,933)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1995
      (carried forward)                      322,270      2,075,490     (3,779,482)    (1,381,722)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                                        Deficit
                                                                       Accumulated
                                                        Additional        in the          Total
                                            Common        Paid-in      Development    Stockholders'
                                            Stock         Capital         Stage       (Deficiency)
                                         -----------    -----------    -----------   --------------
Balance, January 31, 1995
      (brought forward)                      322,270      2,075,490     (3,779,482)    (1,381,722)

Issued 21,815,000 shares                     218,150      1,054,350             --      1,272,500

Issued 6,733,502 shares for services          67,335        381,880             --        449,215

Issued 625,000 shares for loan
      conversion                               6,250         43,750             --         50,000

Issued 1,000,000 shares for
      repurchase of distributorship           10,000         90,000             --        100,000

Reverse stock split                         (620,885)       620,885             --             --

Net loss for the year ended
      January 31, 1996                            --             --     (1,384,488)    (1,384,488)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1996                      3,120      4,266,355     (5,163,970)      (894,495)

Issued 1,455,000 shares                        1,455      1,506,045             --      1,507,500

Issued 125,000 shares for services               125        324,875             --        325,000

Net loss for the year ended
      January 31, 1997                            --             --     (2,172,260)    (2,172,260)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1997
      (carried forward)                        4,700      6,097,275     (7,336,230)    (1,234,255)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                                        Deficit
                                                                       Accumulated
                                                        Additional        in the          Total
                                            Common        Paid-in      Development    Stockholders'
                                            Stock         Capital         Stage       (Deficiency)
                                         -----------    -----------    -----------   --------------
Balance, January 31, 1997
      (brought forward)                        4,700      6,097,275     (7,336,230)    (1,234,255)

Issued 1,500,000 shares for
      non-recurring compensation               1,500      1,029,750             --      1,031,250

Issued 167,083 shares                            167         80,650             --         80,817

Issued 955,000 shares for services               955      1,317,545             --      1,318,500

Issued 43,750 shares for
      litigation settlement                       44         54,644             --         54,688

Issued 700,000 shares for
      convertible notes                          700        566,979             --        567,679

Issued 452,772 shares for
      repayment of notes payable                 452        523,587             --        524,039

Issued 120,000 shares for
      repayment of notes payable,
      officer/director                           120        175,830             --        175,950

Net loss for the year ended
      January 31, 1998                            --             --     (5,074,155)    (5,074,155)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1998                      8,638      9,846,260    (12,410,385)    (2,555,487)

Issued 2,251,307 shares                        2,252      1,299,526             --      1,301,778

Issued 5,586,150 shares for
      convertible notes                        5,586      3,129,504             --      3,135,090

Issued 42,704 shares for
      interest on convertible notes               43         26,385             --         26,428

Issued 1,226,815 shares for services           1,227        490,652             --        491,879

Issued 250,000 shares for
      repurchase of distributorship              250        124,750             --        125,000

Net loss for the year ended
      January 31, 1999                            --             --     (3,512,124)    (3,512,124)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 1999
      (carried forward)                       17,996     14,917,077    (15,922,509)      (987,436)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                                        Deficit
                                                                       Accumulated
                                                        Additional        in the          Total
                                            Common        Paid-in      Development    Stockholders'
                                            Stock         Capital         Stage       (Deficiency)
                                         -----------    -----------    -----------   --------------
Balance, January 31, 1999
      (as restated) (brought forward)         17,996     14,917,077    (15,922,509)      (987,436)

Issued 3,789,000 shares                        3,789      1,624,291             --      1,628,080

Issued 250,000 shares for
      litigation settlement                      250        124,750             --        125,000

Issued 6,184,405 shares for services           6,184      2,799,214             --      2,805,398

Issued 500,000 shares for
      repurchase of distributorship              500        249,500             --        250,000

Net loss for the year ended
      January 31, 2000                            --             --     (5,783,657)    (5,783,657)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 2000                     28,719     19,714,832    (21,706,166)    (1,962,615)

Issued 3,660,000 shares                        3,660      1,228,140             --      1,231,800

Issued 3,155,000 shares for services           3,155      1,312,312             --      1,315,467

Issued 4,000,000 shares for
      repayment of note payable                4,000      1,596,000             --      1,600,000

Issued 1,200,000 shares for
      payment of accrued expenses              1,200        548,800             --        550,000

Net loss for the year ended
      January 31, 2001                            --             --     (3,792,684)    (3,792,684)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 2001                     40,734     24,400,084    (25,498,850)    (1,058,032)

Issued 6,200,000 shares                        6,200        835,800             --        842,000

Issued 747,500 shares for litigation
      settlement                                 747        113,928             --        114,675

Issued 10,010,247 shares for services         10,010      2,542,743             --      2,552,753

Issued 1,480,000 shares for
      repayment of note payable                1,480        368,520             --        370,000

Net loss for the year ended
      January 31, 2002                            --             --     (3,832,948)    (3,832,948)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 2002
      (carried forward)                       59,171     28,261,075    (29,331,798)    (1,011,552)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                                        Deficit
                                                                       Accumulated
                                                        Additional        in the          Total
                                            Common        Paid-in      Development    Stockholders'
                                            Stock         Capital         Stage       (Deficiency)
                                         -----------    -----------    -----------   --------------
Balance, January 31, 2002
      (brought forward)                       59,171     28,261,075    (29,331,798)    (1,011,552)

Issued 14,650,003 shares
      in private placements                   14,650      3,032,035             --      3,046,685

Issued 3,694,516 shares for
      services                                 3,695        820,339             --        824,034

Issued 1,750,000 shares for
      repayment of notes payable               1,750        244,066             --        245,816

Issued 1,194,720 shares for
      compensation                             1,195        216,513             --        217,708

Proceeds from issuance of
      stock warrants                              --        210,000             --        210,000

Net loss for the year ended
      January 31, 2003                            --             --     (3,947,644)    (3,947,644)
                                         -----------    -----------    -----------    -----------

Balance, January 31, 2003                $    80,461    $32,784,028    $(33,279,442)  $  (414,953)
                                         ===========    ===========    ===========    ===========

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED JANUARY 31, 2003 AND 2002
              AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002

--------------------------------------------------------------------------------

                                                                       Cumulative     Twelve Months Ended January 31
                                                                         Since        ------------------------------
                                                                       Inception          2003             2002
                                                                      ------------    ------------    --------------
Cash flows from operating activities                                  $(33,279,442)   $ (3,947,644)   $ (3,832,948)
  Net loss
  Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                  314,395           3,477           6,421
            Common stock issued for services                            10,945,208         741,373       2,049,254
            Common stock issued for litigation settlement                  764,364              --         114,675
            Stock purchase discount                                      3,723,854       1,446,302         503,500
            Common stock issued for interest on convertible notes        1,129,196              --              --
            Common stock issued for repurchase of distributorships         250,000              --              --
            Accrued interest on notes and convertible notes payable        438,594              --          40,017
            (Increase) decrease in assets
                 Prepaid expenses                                           (9,682)         14,916         (24,598)
                 Other assets                                                   --              --              --
            Increase (decrease) in liabilities
                 Accounts payable and accrued expenses                   1,463,463         213,697         134,702
                 Unearned revenue                                          320,000              --              --
                                                                      ------------    ------------    ------------

  Net cash used in operating activities                                (13,940,050)     (1,527,879)     (1,008,977)
                                                                      ------------    ------------    ------------

Cash flows from investing activities
  Purchase of furniture and office equipment                               (80,124)         (2,429)             --
  Loan costs                                                              (236,856)             --              --
                                                                      ------------    ------------    ------------

  Net cash used in investing activities                                   (316,980)         (2,429)             --
                                                                      ------------    ------------    ------------

Cash flows from financing activities
  Proceeds from convertible notes payable                                2,600,000              --              --
  Issuance of common stock                                              10,867,174       1,907,001         780,000
  Issuance of stock warrants                                               210,000         210,000
  Costs of raising capital                                                (318,700)             --              --
  Note payable, net                                                        875,165        (650,651)        262,566
  Officer/director note                                                     80,000                              --
                                                                      ------------    ------------    ------------

  Net cash provided by financing activities                             14,313,639       1,466,350       1,042,566
                                                                      ------------    ------------    ------------

(Decrease) increase in cash (carried forward)                               56,609         (63,958)         33,589

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED JANUARY 31, 2003 AND 2002
              AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2002

--------------------------------------------------------------------------------

(continued)

                                                                       Cumulative     Twelve Months Ended January 31
                                                                         Since        ------------------------------
                                                                       Inception          2003             2002
                                                                      ------------    ------------    --------------
(Decrease) increase in cash (brought forward)                               56,608         (63,958)         33,589

Cash, beginning of period                                                       --         120,567          86,978
                                                                      ------------    ------------    ------------

Cash, end of period                                                   $     56,608    $     56,609    $    120,567
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

       Cash paid during the period for interest                       $    143,120    $     88,317    $         --
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES

   Issuance of common stock for services                              $ 10,945,208    $    741,373    $  2,049,254
   Issuance of common stock for conversion of note payable               2,675,000              --              --
   Issuance of common stock for repurchase of distributorship              475,000              --              --
   Issuance of common stock for litigation settlement                      764,364              --         114,675
   Accrued interest on notes payable                                       438,594              --          40,017
   Issuance of common stock to pay accrued expenses                        550,000              --              --
   Issuance of common stock to pay note payable                          1,471,566         201,566         370,000
   Acquisition of royalty rights                                        (1,500,000)             --      (1,500,000)
   Note payable, royalty rights                                          1,500,000              --       1,500,000
   Issuance of common stock for subscription receivable                    162,000         100,000          62,000

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of operations

            The Company is a development stage company since it has not completed designing, testing, and manufacturing its sole product, a vending machine that will cook and dispense french fries. Over the past several years the Company has field tested the machine and upgraded certain features to enhance its performance. The overall time frame to bring the product to the market place has been extended due to a lack of working capital. The costs associated with the production of the machines has been charged to research, machine and product development costs. From the corporation's date of inception, October 18, 1985, to date it has engaged in various business activities that were unprofitable. The Company had no revenues  from the  sale of its  french  fry  vending  machine.  The ability to continue as a going concern is dependent on the continuation of financing to fund the expenses relating to successfully manufacturing and marketing the vending machine. Management is currently in negotiations with several funding sources to provide the working capital necessary to: (i) begin commercial production of the machines, and (ii) bring them to market, at which time the Company believes that sufficient cash will be generated to support its operations. Management cannot assure the ultimate success of the above plan.

            Use of estimates

            The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Stock Issuances

            Stock issuances are accounted for as increases to common stock and additional paid-in capital based upon the quoted trading price of our stock on the date of issuance. In instances where stock is issued for either cash or services at a price per share less than the quoted trading price on the date of issuance, stock purchase discount expense is charged for the difference between the quoted trading price and the issuance price. Commissions paid to brokers who assist in private placements are expensed as incurred.

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


                                      (1)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

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

            Impairment of intangible assets

            In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", an
            intangible asset, such as acquired royalty rights, with an indefinite useful life is not amortized. Instead, this intangible asset is tested for impairment annually, or more frequently if events of changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the estimated fair vale of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

            Furniture and office equipment and depreciation

            Furniture and office equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the equipment, ranging from 3 to 7 years. Depreciation expense for the years ended January 31, 2003 and 2002 amounted to $3,477, $6,421, respectively.

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


                                      (2)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

            Loss per share

            In March, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The statement requires the Company to disclose both basic earnings per share and diluted earnings per share for annual and interim periods ending after December 15, 1997. Basic earnings per share is based on the weighted average number of common shares outstanding, while diluted earnings per share is based on the weighted average number of common shares and common share equivalents that would arise from the exercise of options and warrants or conversion of convertible securities. The Company incurred losses from operations in 2003 and 2002; therefore, basic and diluted earnings per share have been computed in the same manner since the exercise of warrants and the conversion of the convertible notes payable would be antidilutive.

            Recent accounting pronouncements

            There are no recently issued accounting pronouncements that are expected to have a significant impact on the Company's financial statements.

NOTE 2      VENDING MACHINES

            Vending machines are carried at the lower of market or net realizable value. Net realizable value is defined as estimated selling price of the machines less predictable costs of completion and disposal. Since the predictable cost of completion exceeds the estimated selling price the vending machines are stated at zero.

NOTE 3      SUBSCRIPTIONS RECEIVABLE

            As of January 31, 2003 and 2002, the Company had demand notes receivable resulting from the sale of common stock. These notes total $100,000 and $62,000, respectively and are non-interest bearing. The notes have been presented in the accompanying balance sheet as subscriptions receivable reducing stockholders' equity.



NOTE 4      UNEARNED REVENUE

            During the year ended January 31, 2000, the Company issued 500,000 shares of common stock to reacquire an existing distributorship valued at $41,000. The Company also received $100,000 as a deposit on the machines in production. As of January 31, 2003 and 2002, unearned amounts related to distribution rights were $210,000 and deposits on machines totaled $110,000.

NOTE 5      ROYALTY RIGHTS

            At January 31, 2002, the Company acquired for $1.5 million the perpetual royalty rights to the french fry vending machine ($450 per machine) and potato product ($0.25 per pound) from California Food & Vending, Inc. as discussed in Note 8. These rights were subject to the repayment of the $1.5 million note issued in connection with the transaction (see note 6).


                                      (3)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

            The Company entered into an Agreement with David J. Rights, in consideration for him paying off the balance of the Company's obligation to California Food and Vending, Inc. regarding their Potato Royalty Right, wherein the Company will pay Mr. Rights a royalty of Twenty Cents ($0.20) per pound of potato product sold for a term consisting of the greater of:

            1. ten years, commencing when two hundred fifty (250) Tasty Fries vending machines are placed into commercial use; or

            2. payment in full of the $696,602.38 plus accrued interest on the unpaid balance, calculated at nine (9%) percent per annum, compounded, commencing April 24, 2003. (see Note 8 Litigation and Note17 Subsequent Events).

NOTE 6      NOTES PAYABLE

            On April 24, 2003, the Company and California Food & Vending, Inc. ("CFV") entered into a letter agreement which modified the Agreement and reduced the remaining $750,000 owed, plus accrued interest of $16, 602.38, for a one time discounted payment of $696,602.38 on April 28, 2003. The Company made the payment, and all of CFV's remaining rights under the Modified Judgement and Agreement were extinguished and satisfied in full. (see Note 8 Litigation and Note17 Subsequent Events).

            As of January 31, 2003, the following loan was outstanding:

                  Officer, interest at 7.5%, without
                     established repayment terms                      $60,349
                                                                      =======

NOTE 7      COMMITMENTS

            During the years ended January 31, 2003 and 2002, the Company incurred $51,745 and $29,096, respectively, in rent expense. The Company's current lease commitment for rental of office space is $5,582.92 per month until October 31, 2003. The Company's current lease commitment for warehouse space is $450 per month until November 23, 2003.

            The Company has committed to engage a consultant through May 31, 2006 at a $10,000 monthly fee payable in either cash or Tasty Fries stock along with additional equity compensation of 350,000 shares of stock over the term of the agreement.

            The Company has committed to pay Premier Design, Ltd. A $250 royalty
            per  french  fry  vending  machine   manufactured  and  placed  into
            commercial use.


                                      (4)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

NOTE 8      LITIGATION

SilverLeaf, LLC v. Tasty Fries, Inc.: United States District Court for the District of New Jersey

On February 1, 2002 the Company entered into an exclusive Master Sales and Marketing Agreement with SilverLeaf LLC. The Agreement granted SilverLeaf the exclusive distribution rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. In May 2002, SilverLeaf LLC ("SilverLeaf") sued the Company in New Jersey State Court requesting an injunction preventing the termination of the February 1, 2002 Master Sales and Marketing Agreement (" Agreement"). Without the Company's knowledge, the State Court Judge entered an "Order to Show Cause With Temporary Restraints" (the "OSC"), which purported to prevent the Company from terminating the Agreement until a hearing on SilverLeaf's motion for Preliminary Injunction. The Company removed the case to the United States District Court for the District of New Jersey, and the case was assigned to the Chief Judge, the Honorable John W. Bissell. Judge Bissell denied SilverLeaf's" Motion for a Preliminary Injunction and dissolved the OSC. Judge Bissell found that SilverLeaf would not be irreparably injured if the Company terminated the Agreement. Judge Bissell's ruling allowed the Company's termination of the Agreement to stand. SilverLeaf thereafter filed an emergency appeal to the United States Third Circuit District Court of Appeal (the "Third Circuit"). On October 20, 2002, the Third Circuit unanimously affirmed Judge Bissell's Order denying SilverLeaf's application for a preliminary injunction, finding no abuse of discretion in Judge Bissell's conclusion that "SilverLeaf failed to demonstrate a reasonable probability of success on the merits." The case was remanded to Judge Bissell. SilverLeaf amended its complaint to allege causes of action for breach of contract, infringement of exclusive license, fraud, tortious interference with prospective business advantage and breach of implied covenant of good faith and fair dealing. The Company moved to dismiss the Complaint. On December 5, 2002, Judge Bissell dismissed all claims against the Company, except for SilverLeaf's claims for breach of contract and tortious interference with prospective business advantage. The Company has initiated a Motion for Summary Judgement as to these two remaining claims, which the Company expects to be heard in the next sixty to ninety days. If successful, the granting of the Summary Judgement will completely dispose of the SilverLeaf litigation. The Company believes that the SilverLeaf action has no merits and will continue to vigorously defend the case.

Tasty Fries, Inc. v. Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC and Leon Pirak : United States District Court for the District of New Jersey

On October 18, 2002, the Company filed a lawsuit against Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC ("Silver Shadow") and Leon Pirak ("Pirak") for declaratory relief on whether the Company can legally issue a restricted stock certificate for 3,000,000 shares of the Company's stock (the "Restricted Stock") and a Warrant for 2,225,000 shares of the Company's stock exercisable at $1.00/share (the "Warrant") in the name of Silver Shadow or Pirak. Pirak filed a Motion for Summary Judgement, which is scheduled to be heard on May 15, 2003, requesting the Court to enter an order compelling the Company to issue the Restricted Stock and Warrant in his name and awarding him attorneys' fees. The Company has opposed the Motion on the grounds that the Company does not believe Pirak has demonstrated that he is entitled, under the securities laws, to the ownership of the Restricted Stock and Warrants. The Company intends to proceed with the case until it can determine if Pirak is legally entitled to the Restricted Stock and Warrants.


                                      (5)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

California Food and Vending, Inc. v. Tasty Fries, Inc. et al.: United States District Court for the Central District of California

As of January 21, 2002, the Company and California Food and Vending, Inc. ("CFV") entered into an Agreement to Settle Liability Under Modified Judgement ("Agreement") under which CFV sold to Tasty Fries for One Million Five Hundred Thousand Dollars ($1,500,000), payable on an installment basis, all of the Machine and Potato Royalty Rights awarded to it under the Modified Judgement Pursuant to Stipulation For Entry Of Modified Judgement ("Modified Judgement"*). The $1,500,000 with interest at Eight Percent (8%) per annum, was payable in eight installments over a twenty four (24) month period. The Company timely made the first five principal payments, for a total of Seven Hundred and Fifty Thousand Dollars ($750,000), plus accrued interest. The payment of the principal amount of $750,000, plus accrued interest resulted in the extinguishment of all of CFV's Machine Royalty Rights, and on February 13, 2003, CFV filed with the federal court a partial satisfaction of judgement. The remaining $750,000, was due in three equal installments of Two Hundred and Fifty Thousand Dollars ($250,000), plus accrued interest, from April 21, 2003 to January 21, 2004. On April 24, 2003, the Company and CFV entered into a letter agreement which modified the Agreement and reduced the remaining $750,000 owed, plus accrued interest of $16, 602.38, for a one time discounted payment of $696,602.38 on April 28, 2003. The Company made the payment, and all of CFV's remaining rights under the Modified Judgement and Agreement were extinguished and satisfied in full. On May 2, 2003 CFV filed with the federal court an Acknowledgement of Full Satisfaction of Judgement.

*The Modified Judgement provided, interalia, (1) that the Company pay to CFV royalties on the manufacture, sale, use and distribution of french fry vending machines (the "Machine Royalty Rights"), and (2) the Company pay to CFV a flat Twenty Five Cents ($0.25) per pound of potato product, sold, commercially used or distributed, in connection with Tasty Fries french fry vending machines, in perpetuity (the "Potato Product Royalty Rights"). The settlement of the debt at April 28, 2003 has fully extinguished the royalty rights provided to CFV by the Modified Judgement.

                                      (6)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

NOTE 9      STOCK OPTION PLAN

            Transactions in the Plan are as follows:

                                             Shares                 Avg Exercise
                                            Granted       Exercise     Price
                                            & Vested        Range     per share

     Balance, January 31, 2002             13,030,000    $0.10-$1.25    $0.51

     Fiscal 2003 Activity:

     Options granted                        2,580,000    $0.17-$0.50    $0.32
     Options expired                       (1,200,000)       $0.12      $0.12
     Options exercised                          --
                                           ----------


     Balance, January 31, 2003             14,410,000    $0.10-$1.25    $0.51
                                           ==========



            Stock Options expire at various dates through June 2009.

            The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which permits the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the proforma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for the stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.


                                      (7)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

NOTE 9      STOCK OPTION PLAN

            Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards using the Black-Scholes value method of SFAS No. 123, the Company's net loss and net loss per common share would have been adjusted to the pro forma amounts as follows:

                                                      Year Ending January 31,
                                                       2003             2002
            Net Loss:
            As reported                           $(3,947,644)      $(3,832,948)
            Proforma                              $(4,170,034)       (3,878,948)

            Net loss per common share:
            As reported                                 (0.06)            (0.08)
            Proforma                                    (0.06)            (0.08)

            Significant assumptions used to calculate the fair value of the awards are as follows:

                                                     Year Ending January 31,
                                                        2003            2003
            Risk free interest rates of return          5.00%           5.00%
            Expected option life                     84 months        84 months
            Volatility                                   50%             50%
            Expected dividends                           --              --

NOTE 10     PREFERRED STOCK

            On July 29, 1991, the Board of Directors authorized 5,000,000 shares of preferred stock at a par value of $.001 per share. No shares of preferred stock have been issued.

NOTE 11     STOCK WARRANTS ISSUED AND OUTSTANDING

            As of January 31, 2003, the Company had 26,892,500 warrants to purchase common stock outstanding. The warrants are exercisable at share prices between $.50 and $3.00 and expire at various dates through December, 2007.


                                      (8)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

NOTE 12     INCOME TAXES

            The Company has approximately $20,270,000 in net operating loss carryforwards, which can be used to offset future taxable income. The net operating loss carryforwards expire through 2022.

            The components of the Company's deferred tax assets as of January 31, 2002 and 2001 are as follows:

                                                        2003          2002
            Net operating loss carryforwards         $8,600,000    $7,400,000
            Valuation allowance                      (8,600,000)   (7,400,000)
            Deferred tax asset                               --            --
                                                     ----------    ----------

            The valuation allowance increased by $1,200,000 and $600,000 in the years ended January 31, 2003 and 2002, respectively.

            There are no significant differences between taxes computed at the federal statutory rate and the provision for income taxes for the years ended January 31, 2003 and 2002.

NOTE 13     DIRECTORS' FEES

            The Company accrued Board of Directors' fees for the years ended January 31, 1997 through January 31, 2003 in the amount of $350,000. Interest has not been accrued on the unpaid balance.

            The following shares of stock were issued to retire $350,000 of this liability:

            January 2001          500,000 shares at $ .40 each        $200,000
            November 2001         909,890 shares at $ .11 each         100,000
            November 2002         250,000 shares at $ .20 each          50,000
                                                                      --------

                                                                      $350,000
                                                                      ========


                                      (9)

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

NOTE 14     EMPLOYMENT AGREEMENT

            In July, 2000, the Board of Directors approved the terms of an Employment Agreement for the Company's Chief Executive Officer. The Employment Agreement is for a period of ten years from its date of execution. The Employment Agreement provides for an annual salary, to be increased by 10% each year. In addition, the Chief Executive
            Officer is granted the right to acquire up to 1,000,000 shares of the Company's restricted Common Stock for each full year of his employment with the Company, commencing with the year beginning June 10, 1994. The acquisition price for such stock shall be the closing price of the stock on June 9 (or the closest business day thereto) of each such full year. He has the right to exercise this option at any time up to seven years from the date his right to acquire stock vests. The chief executive officer can earn additional compensation in the form of commissions at a rate of $250 per french fry vending machine manufactured and placed into commercial use. The agreement also provides for compensation arrangement in the case of temporary disability, death and permanent disability.

NOTE 15     RELATED PARTY TRANSACTIONS

            At January 31, 2003, the Company holds a $60,349 demand note payable to the chief executive officer as discussed in Note 6.

            The company incurred commission expense to individuals related to the chief executive officer in the aggregate amount of $137,000 for the year ended January 31, 2003.

NOTE 16     ADVERTISING EXPENSE

            The Company conducts nondirect response advertising and utilizes a website to market its product. These costs are expensed as incurred. Advertising costs for the years ended January 31, 2003 and 2002 were $58,223 and $105,717, respectively.

NOTE 17     SUBSEQUENT EVENTS

            At April 28, 2003 the Company settled the $750,000 balance of the note payable to California Food and Vending, Inc. ("CFV") and acquired the royalty rights that had been previously held by CFV as discussed in Note 8. CFV accepted a discounted amount of $696,602 as full payment of the $750,000 principal balance and accrued interest of $16,602. The note was due in installments through January 2004.

            The Company acquired the funds to finance this settlement from a stockholder. The terms of this funding include future payments to the stockholder of $0.20 per pound of potato product sold by the Company for a term consisting of the greater of 10 years, commencing when 250 french fry vending machines are placed into commercial use; or payment in full of the $696,602 amount financed plus accrued interest at 9% per annum, compounded.

                                      (10)