Form 10QSB
period 2003-04-30
TASTY FRIES INC
filed 2003-06-20
CIK 791885

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

                      For the Quarter Ended April 30, 2003
                         Commission File No. 33-4460-NY

                               TASTY FRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   ----------

           NEVADA                                        65-0259052
 State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization

                        650 SENTRY PARKWAY, SUITE ONE
                           BLUE BELL, PENNSYLVANIA                 19422
                   (Address Of Principal Executive Offices       (Zip Code)

                                 (610) 941-2109
                Registrant's telephone number, include area code

                            ADELAIDE HOLDINGS, INC.
                      11098 Biscayne Boulevard, Suite 403
                                 Miami, Florida
                                 (305) 899-0200
                           ------------------------
                           (Former name and address)

   Check whether the registrant (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

                                 YES [X] No [ ]

                                   ----------

   As of April 30, 2003: 86,910,991 shares of common stock were outstanding.

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

================================================================================

                                                    April 30,       January 31,
   ASSETS                                             2003            2003
                                                  ------------     ------------
                                                  (Unaudited)
                                                  -----------
Current assets
   Cash                                           $     44,136     $     56,609
   Prepaid expenses                                      5,953            9,682
                                                  ------------     ------------
   Total current assets                                 50,089           66,291

Furniture and office equipment, net of
   accumulated depreciation of $77,841,
   April 30, 2003 and $77,539,
   January 31, 2003                                      2,283            2,585

Other assets
   Royalty rights                                    1,500,000        1,500,000
                                                  ------------     ------------
Total Assets                                      $  1,552,372     $  1,568,876
                                                  ============     ============

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable and accrued expenses          $  1,125,793     $    953,480
   Current maturities of long-term debt                      0          750,000
   Stockholder loans payable                            60,349           60,349
                                                  ------------     ------------
   Total current liabilities                         1,186,142        1,763,829
                                                  ------------     ------------
Long term liabilities
   Long-term debt, net of current
     maturities                                        696,602                0
   Unearned revenue                                    320,000          320,000
                                                  ------------     ------------
   Total long term liabilities                       1,016,602          320,000
                                                  ------------     ------------
Total Liabilities                                    2,202,744        2,083,829
                                                  ------------     ------------
Commitments and contingencies

Stockholders' deficiency
   Common stock, $.001 par value
     Authorized 100,000,000 shares;
     issued and outstanding 86,910,991
     shares, April 30, 2003; issued
     and outstanding 80,460,991 shares,
     January 31, 2003                                   86,911           80,461
   Additional paid-in capital                       33,429,578       32,784,028
   Deficit accumulated in the development
     stage                                         (34,066,861)     (33,279,442)
                                                  ------------     ------------
                                                      (550,372)        (414,953)
   Less: Subscription receivable                      (100,000)        (100,000)
                                                  ------------     ------------
   Total stockholders' deficiency                     (650,372)        (514,953)
                                                  ------------     ------------

Total Liabilities and Stockholders'
   Deficiency                                     $  1,552,372     $  1,568,876
                                                  ============     ============

                        See notes to financial statements

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
               AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                             Cumulative     Three Months Ended April 30,
                                               Since        ----------------------------
                                             Inception          2003            2002
                                            ------------    ------------    ------------
                                             (Unaudited)     (Unaudited)     (Unaudited)
                                            ------------    ------------    ------------
Revenues                                    $         --    $         --    $         --
                                            ------------    ------------    ------------
Costs and expenses
      Research, machine and product
        development                            6,411,536         296,624         105,030
      Selling, general and administrative     21,704,234         373,341         351,421
                                            ------------    ------------    ------------
      Total costs and expenses                28,115,770         669,965         456,451
                                            ------------    ------------    ------------

Loss before other income (expense)           (28,115,770)       (669,965)       (456,451)
                                            ------------    ------------    ------------
Other income (expense)
      Gain on debt restructuring                  70,000          70,000
      Interest income                             21,274              --              --
      Forfeited distributor deposits              15,000              --              --
      Stock purchase discount                 (3,888,854)       (165,000)       (484,500)
      Interest expense                        (2,168,511)        (22,454)        (30,370)
                                            ------------    ------------    ------------
      Total other income (expense)            (5,951,091)       (117,454)       (514,870)
                                            ------------    ------------    ------------

Net loss                                    $(34,066,861)   $   (787,419)   $   (971,321)
                                            ============    ============    ============

Net loss per share of common stock                          $      (0.01)   $      (0.02)
                                                            ============    ============

Weighted average shares outstanding                           83,711,097      60,450,893
                                                            ============    ============

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        in the             Total
                                                                 Common           Additional         Development       Stockholders'
                                                                  Stock         Paid-in Capital         Stage           (Deficiency)
                                                               -----------      ---------------      -----------       -------------
Balance, February 1, 1991                                      $   157,307        $  (156,307)       $        --        $     1,000

Issued 1,114,679 shares for note
     conversion                                                     11,147            113,853                 --            125,000

Net loss for the year ended
     January 31, 1992                                                   --                 --           (198,425)          (198,425)
                                                               -----------        -----------        -----------        -----------
Balance, January 31, 1992                                          168,454            (42,454)          (198,425)           (72,425)

Issued 4,275,000 shares                                             42,750            457,250                 --            500,000

Issued 150,000 shares for services                                   1,500             36,000                 --             37,500

Net loss for the year ended
     January 31, 1993                                                   --                 --           (773,304)          (773,304)
                                                               -----------        -----------        -----------        -----------
Balance, January 31, 1993                                          212,704            450,796           (971,729)          (308,229)

Issued 7,600,000 shares                                             76,000            464,000                 --            540,000

Issued 220,000 shares for services                                   2,200                 --                 --              2,200

Redeemed 3,145,000 shares                                          (31,450)            31,450                 --                 --

Net loss for the year ended
     January 31, 1994                                                   --                 --           (658,820)          (658,820)
                                                               -----------        -----------        -----------        -----------
Balance, January 31, 1994                                          259,454            946,246         (1,630,549)          (424,849)

Issued 3,129,999 shares                                             31,300            547,950                 --            579,250

Issued 2,151,622 shares for services                                21,516            121,294                 --            142,810

Issued 1,000,000 shares for litigation
      settlement                                                    10,000            460,000                 --            470,000

Net loss for the year ended
     January 31, 1995                                                   --                 --         (2,148,933)        (2,148,933)
                                                               -----------        -----------        -----------        -----------
Balance, January 31, 1995
     (carried forward)                                             322,270          2,075,490         (3,779,482)        (1,381,722)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2003

================================================================================

(continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        in the             Total
                                                                 Common           Additional         Development       Stockholders'
                                                                  Stock         Paid-in Capital         Stage           (Deficiency)
                                                               -----------      ---------------      -----------       -------------
Balance, January 31, 1995
     (brought forward)                                           322,270           2,075,490         (3,779,482)         (1,381,722)

Issued 21,815,000 shares                                         218,150           1,054,350                 --           1,272,500

Issued 6,733,502 shares for services                              67,335             381,880                 --             449,215

Issued 625,000 shares for loan
     conversion                                                    6,250              43,750                 --              50,000

Issued 1,000,000 shares for
     repurchase of distributorship                                10,000              90,000                 --             100,000

Reverse stock split                                             (620,885)            620,885                 --                  --

Net loss for the year ended
     January 31, 1996                                                 --                  --         (1,384,488)         (1,384,488)
                                                              ----------          ----------         ----------          ----------
Balance, January 31, 1996                                          3,120           4,266,355         (5,163,970)           (894,495)

Issued 1,455,000 shares                                            1,455           1,506,045                 --           1,507,500

Issued 125,000 shares for services                                   125             324,875                 --             325,000

Net loss for the year ended
     January 31, 1997                                                 --                  --         (2,172,260)         (2,172,260)
                                                              ----------          ----------         ----------          ----------
Balance, January 31, 1997
     (carried forward)                                             4,700           6,097,275         (7,336,230)         (1,234,255)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2003

================================================================================

(continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        in the             Total
                                                                 Common           Additional         Development       Stockholders'
                                                                  Stock         Paid-in Capital         Stage           (Deficiency)
                                                               -----------      ---------------      -----------       -------------
Balance, January 31, 1997
     (brought forward)                                              4,700          6,097,275         (7,336,230)         (1,234,255)

Issued 1,500,000 shares for
     non-recurring compensation                                     1,500          1,029,750                 --           1,031,250

Issued 167,083 shares                                                 167             80,650                 --              80,817

Issued 955,000 shares for services                                    955          1,317,545                 --           1,318,500

Issued 43,750 shares for
     litigation settlement                                             44             54,644                 --              54,688

Issued 700,000 shares for
     convertible notes                                                700            566,979                 --             567,679

Issued 452,772 shares for
     repayment of notes payable                                       452            523,587                 --             524,039

Issued 120,000 shares for
     repayment of notes payable,
     officer/director                                                 120            175,830                 --             175,950

Net loss for the year ended
     January 31, 1998                                                  --                 --         (5,074,155)         (5,074,155)
                                                              -----------        -----------        -----------         -----------
Balance, January 31, 1998                                           8,638          9,846,260        (12,410,385)         (2,555,487)

Issued 2,251,307 shares                                             2,252          1,299,526                 --           1,301,778

Issued 5,586,150 shares for
     convertible notes                                              5,586          3,129,504                 --           3,135,090

Issued 42,704 shares for
     interest on convertible notes                                     43             26,385                 --              26,428

Issued 1,226,815 shares for services                                1,227            490,652                 --             491,879

Issued 250,000 shares for
     repurchase of distributorship                                    250            124,750                 --             125,000

Net loss for the year ended
     January 31, 1999                                                  --                 --         (3,512,124)         (3,512,124)
                                                              -----------        -----------        -----------         -----------
Balance, January 31, 1999
     (carried forward)                                             17,996         14,917,077        (15,922,509)           (987,436)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2003

================================================================================

(continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        in the             Total
                                                                 Common           Additional         Development       Stockholders'
                                                                  Stock         Paid-in Capital         Stage           (Deficiency)
                                                               -----------      ---------------      -----------       -------------
Balance, January 31, 1999
     (as restated) (brought forward)                               17,996         14,917,077        (15,922,509)           (987,436)

Issued 3,789,000 shares                                             3,789          1,624,291                 --           1,628,080

Issued 250,000 shares for
     litigation settlement                                            250            124,750                 --             125,000

Issued 6,184,405 shares for services                                6,184          2,799,214                 --           2,805,398

Issued 500,000 shares for
     repurchase of distributorship                                    500            249,500                 --             250,000

Net loss for the year ended
     January 31, 2000                                                  --                 --         (5,783,657)         (5,783,657)
                                                              -----------        -----------        -----------         -----------
Balance, January 31, 2000                                          28,719         19,714,832        (21,706,166)         (1,962,615)

Issued 3,660,000 shares                                             3,660          1,228,140                 --           1,231,800

Issued 3,155,000 shares for services                                3,155          1,312,312                 --           1,315,467

Issued 4,000,000 shares for
     repayment of note payable                                      4,000          1,596,000                 --           1,600,000

Issued 1,200,000 shares for
     payment of accrued expenses                                    1,200            548,800                 --             550,000

Net loss for the year ended
     January 31, 2001                                                  --                 --         (3,792,684)         (3,792,684)
                                                              -----------        -----------        -----------         -----------
Balance, January 31, 2001                                          40,734         24,400,084        (25,498,850)         (1,058,032)

Issued 6,200,000 shares                                             6,200            835,800                 --             842,000

Issued 747,500 shares for litigation
     settlement                                                       747            113,928                 --             114,675

Issued 10,010,247 shares for services                              10,010          2,542,743                 --           2,552,753

Issued 1,480,000 shares for
     repayment of note payable                                      1,480            368,520                 --             370,000

Net loss for the year ended
     January 31, 2002                                                  --                 --         (3,832,948)         (3,832,948)
                                                              -----------        -----------        -----------         -----------
Balance, January 31, 2002
     (carried forward)                                             59,171         28,261,075        (29,331,798)         (1,011,552)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2003

================================================================================

(continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        in the             Total
                                                                 Common           Additional         Development       Stockholders'
                                                                  Stock         Paid-in Capital         Stage           (Deficiency)
                                                               -----------      ---------------      -----------       -------------
Balance, January 31, 2002
     (brought forward)                                           59,171          28,261,075         (29,331,798)         (1,011,552)

Issued 14,650,003 shares in
     private placements                                          14,650           3,032,035                  --           3,046,685

Issued 3,694,516 shares for
     services                                                     3,695             820,339                  --             824,034

Issued 1,750,000 shares for
     repayment of notes payable                                   1,750             244,066                  --             245,816

Issued 1,194,720 shares for
     compensation                                                 1,195             216,513                  --             217,708

Proceeds from issuance of
     stock warrants                                                  --             210,000                  --             210,000

Net loss for the year ended
     January 31, 2003                                                --                  --          (3,947,644)         (3,947,644)
                                                           ------------        ------------        ------------        ------------
Balance, January 31, 2003                                        80,461          32,784,028         (33,279,442)           (414,953)

Issued 1,400,000 shares for
     services (unaudited)                                         1,400             215,600                  --             217,000

Issued 200,000 shares for
     compensation (unaudited)                                       200              39,800                  --              40,000

Issued 4,850,000 shares in
     private placements (unaudited)                               4,850             600,150                  --             605,000

Rescinded stock warrants (unaudited)                                               (210,000)                               (210,000)

Net loss for the quarter ended
     April 30, 2003 (unaudited)                                      --                  --            (787,419)           (787,419)
                                                           ------------        ------------        ------------        ------------
Balance, April 30, 2003 (unaudited)                        $     86,911        $ 33,429,578        $(34,066,861)       $   (550,372)
                                                           ============        ============        ============        ============

                        See notes to financial statements

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
               AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                                                                    Cumulative        Three Months Ended April 30,
                                                                                      Since          ------------------------------
                                                                                    Inception            2003              2002
                                                                                   ------------      ------------      ------------
                                                                                    (Unaudited)       (Unaudited)       (Unaudited)
                                                                                   ------------      ------------      ------------
Cash flows from operating activities
      Net loss                                                                     $(34,066,861)     $   (787,419)     $   (971,321)
      Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                                 314,697               302               748
          Common stock issued for services                                           11,202,208           257,000           106,500
          Common stock issued for litigation settlement                                 764,364                --                --
          Stock purchase discount                                                     3,888,854           165,000           484,500
          Common stock issued for interest                                            1,145,798            16,602                --
          Common stock issued for repurchase of distributorships                        250,000                --                --
          Accrued interest on notes and convertible notes payable                       438,594                --                --
          Gain from debt restructuring                                                  (70,000)          (70,000)
          (Increase) decrease in assets
              Prepaid expenses                                                           (5,953)            3,729             3,729
              Other assets                                                                   --                --                --
          Increase (decrease) in liabilities
              Accounts payable and accrued expenses                                   1,635,776           172,313          (180,768)
              Unearned revenue                                                          320,000                --                --
                                                                                   ------------      ------------      ------------
      Net cash used in operating activities                                         (14,182,523)         (242,473)         (556,612)
                                                                                   ------------      ------------      ------------
Cash flows from investing activities
      Purchase of furniture and office equipment                                        (80,124)               --                --
      Loan costs                                                                       (236,856)               --                --
                                                                                   ------------      ------------      ------------
      Net cash used in investing activities                                            (316,980)               --                --
                                                                                   ------------      ------------      ------------
Cash flows from financing activities
      Proceeds from convertible notes payable                                         2,600,000                --           800,000
      Issuance of common stock                                                       11,097,174           230,000                --
      Issuance of stock warrants                                                        210,000                --
      Costs of raising capital                                                         (318,700)               --                --
      Note payable, net                                                                 875,165                --          (165,000)
      Officer/director note                                                              80,000                --                --
                                                                                   ------------      ------------      ------------
      Net cash provided by financing activities                                      14,543,639           230,000           635,000
                                                                                   ------------      ------------      ------------
(Decrease) increase in cash (carried forward)                                            44,136           (12,473)           78,388

(continued)

                       See notes to financial statements

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
               AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2003

================================================================================

(continued)

                                                                                  Cumulative         Three Months Ended April 30,
                                                                                    Since           -------------------------------
                                                                                  Inception             2003               2002
                                                                                 ------------       ------------       ------------
(Decrease) increase in cash (brought forward)                                          44,136            (12,473)            78,388

Cash, beginning of period                                                                  --             56,609            120,566
                                                                                 ------------       ------------       ------------

Cash, end of period                                                              $     44,136       $     44,136       $    198,954
                                                                                 ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION

      Cash paid during the period for interest                                   $    143,120       $         --       $     30,370
                                                                                 ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
      FINANCING ACTIVITIES

      Issuance of common stock for services                                      $ 11,202,208       $    257,000       $    106,500
      Issuance of common stock for conversion of note payable                       2,675,000                 --                 --
      Issuance of common stock for repurchase of distributorship                      475,000                 --                 --
      Issuance of common stock for litigation settlement                              764,364                 --                 --
      Accrued interest on notes payable                                               421,992            (16,602)                --
      Issuance of common stock to pay accrued expenses                                550,000                 --                 --
      Issuance of common stock to pay note payable                                  1,471,566                 --                 --
      Acquisition of royalty rights                                                (1,500,000)                --                 --
      Note payable, royalty rights                                                    750,000           (750,000)                --
      Issuance of common stock for subscription receivable                            162,000                 --            (50,000)
      Issuance of note payable to settle debt                                         696,602            696,602                 --

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2003
                                   (Unaudited)

NOTE 1  BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended January 31, 2003.

NOTE 2  DESCRIPTION OF BUSINESS

      The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to April 30, 2003 totaling $6,411,536.

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

The Company is presently assembling a quantity of 12 french fry vending machines at Ace Metal Products located in Turlock, California. The Company expects to have these units available and installed at various locations by August 2003. The Company reports all development work is coming to a close on the full size model of the french fry vending machine. Current design efforts are being directed toward the counter top model.

NOTE 3  LONG TERM DEBT

      On April 28, 2003 the Company settled the $750,000 balance of the note payable to California Food & Vending ("CFV") and acquired clear title to the royalty rights that had been previously held by

CFV. CFV accepted a discounted amount of $696,602 as full payment of the $750,000 principal balance and accrued interest of $16,602.

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

NOTE 4  STOCK OPTIONS AND WARRANTS ISSUED AND OUTSTANDING

      As of April 30, 2003, the Company had 14,410,000 options and 28,067,500 warrants to purchase common stock outstanding. The options are exercisable at prices between $.12 and $1.31. The warrants are exercisable at share prices between $.50 and $3.00 and expire at various dates through December 2007.

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

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At April 30, 2003 the Company had approximately $44,136 in cash.

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

The Company timely made the first five principal payments, for a total of Seven Hundred and Fifty Thousand Dollars ($750,000), plus accrued interest. The payment of the principal amount of $750,000, plus accrued interest resulted in the extinguishment of all of CFV's Machine Royalty Rights, and on February 13, 2003, CFV filed with the federal court a partial satisfaction of judgment. The remaining $750,000, was due in three equal installments of Two Hundred and Fifty Thousand Dollars ($250,000), plus accrued interest, from April 21, 2003 to January 21, 2004.

On April 28, 2003 the Company settled the $750,000 balance of the note payable to CFV and acquired clear title to the royalty rights that had been previously held by CFV. CFV accepted a discounted amount of $696,602 as full payment of the $750,000 principal balance and accrued interest of $16,602.

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

On February 1, 2002 the Company entered into an exclusive Master Sales and Marketing Agreement with SilverLeaf LLC. The Agreement granted SilverLeaf the exclusive distribution rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. In May 2002, SilverLeaf LLC ("SilverLeaf") sued the Company in New Jersey State Court requesting an injunction preventing the termination of the February 1, 2002 Master Sales and Marketing Agreement ("Agreement"). Without the Company's knowledge, the State Court Judge entered an "Order to Show Cause With Temporary Restraints" (the "OSC"), which purported to prevent the Company from terminating the Agreement until a hearing on SilverLeaf's motion for Preliminary Injunction.

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

SilverLeaf thereafter filed an emergency appeal to the United States Third Circuit District Court of Appeal (the "Third Circuit"). On October 20, 2002, the Third Circuit unanimously affirmed Judge Bissell's Order denying SilverLeaf's Application for a preliminary injunction, finding no abuse of discretion in Judge Bissell's conclusion that "SilverLeaf failed to demonstrate a reasonable probability of success on the merits." The case was remanded to Judge Bissell. SilverLeaf amended its complaint to allege causes of action for breach of Contract, infringement of exclusive license, fraud, tortuous interference with prospective business advantage and breach of implied covenant of good faith and fair dealing. The Company moved to dismiss the Complaint. On December 5, 2002, Judge Bissell dismissed all claims against the Company, except for SilverLeaf's claims for breach of contract and tortuous interference with prospective business advantage. The Company has initiated a Motion for Summary Judgement as to these two remaining claims, which the Company expects to be heard in the next sixty to ninety days. If successful, the granting of the Summary Judgement will completely dispose of the SilverLeaf

On October 18, 2002, the Company filed a lawsuit against Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC ("Silver Shadow") and Leon Pirak ("Pirak") for declaratory relief on whether the Company can legally issue a restricted stock certificate for 3,000,000 shares of the Company's stock (the "Restricted Stock") and a Warrant for 2,225,000 shares of the Company's stock exercisable at $1.00/share (the "Warrant") in the name of Silver Shadow or Pirak. Pirak filed a Motion for Summary Judgment, the hearing for which has been delayed until July 14, 2003 requesting the Court to enter an order compelling the Company to issue the Restricted Stock and Warrant in his name and awarding him Attorneys' fees. The Company has opposed the Motion on the grounds that the Company does not believe Pirak has demonstrated that he is entitled, under the Securities laws, to the ownership of the Restricted Stock and Warrants. The Company intends to proceed with the case until it can determine if Pirak is legally entitled to the Restricted Stock and Warrants.

ITEM 2. CHANGES IN SECURITIES

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      See Part II, Item 1. Above

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 99.1

SIGNATURES

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Tasty Fries, Inc.

           -----------------------------------------
           Edward C. Kelly
           President and Principal Financial Officer

Date: June 19, 2003