Form 10QSB
period 2003-07-31
TASTY FRIES INC
filed 2003-09-15
CIK 791885

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

                       For the Quarter Ended July 31, 2003
                         Commission File No. 33-4460-NY

                                   ----------

                               TASTY FRIES, INC.
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

                             YES X      NO ___

      As of July 31, 2002: 94,939,728 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

--------------------------------------------------------------------------------

                                                     July 31,        January 31,
  ASSETS                                              2003              2003
                                                   ------------    ------------
                                                   (Unaudited)
                                                   ------------
Current assets
  Cash                                             $    110,830    $     56,609
  Prepaid expenses                                       23,416           9,682
                                                   ------------    ------------
  Total current assets                                  134,246          66,291

Furniture and office equipment, net of
  accumulated depreciation of
  $78,141, July 31, 2003
  and $77,539, January 31, 2003                           1,983           2,585

Other assets
  Royalty rights                                      1,500,000       1,500,000
                                                   ------------    ------------
Total Assets                                       $  1,636,229    $  1,568,876
                                                   ============    ============

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued expenses            $  1,020,600    $    953,480
  Current maturities of long-term debt                        0         750,000
  Stockholder loans payable                              40,349          60,349
                                                   ------------    ------------
  Total current liabilities                           1,060,949       1,763,829
                                                   ------------    ------------

Long term liabilities
  Long-term debt, net of current maturities             696,602               0
  Unearned revenue                                      320,000         320,000
                                                   ------------    ------------
  Total long term liabilities                         1,016,602         320,000
                                                   ------------    ------------
Total Liabilities                                     2,077,551       2,083,829
                                                   ------------    ------------
Commitments and contingencies

Stockholders' deficiency
  Common stock, $.001 par value

    Authorized 100,000,000 shares;
    issued and outstanding 94,939,728
    shares, July 31, 2003; issued and
    outstanding 80,460,991 shares,
    January 31, 2003
                                                         94,940          80,461
  Additional paid-in capital                         35,289,414      32,784,028
  Deficit accumulated in the
    development stage                               (35,550,676)    (33,279,442)
                                                   ------------    ------------
                                                       (166,322)       (414,953)
  Less: Subscription receivable                        (275,000)       (100,000)
                                                   ------------    ------------
  Total stockholders' deficiency                       (441,322)       (514,953)
                                                   ------------    ------------
Total Liabilities and Stockholders' Deficiency     $  1,636,229    $  1,568,876
                                                   ============    ============

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2003 AND 2002
                AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2003

--------------------------------------------------------------------------------

                                                Cumulative    Six Months Ended July 31,         Three Months Ended July 31,
                                                  Since       -------------------------        ----------------------------
                                                Inception        2003           2002              2003             2002
                                               -----------    -----------    -----------       -----------      -----------
                                               (Unaudited)    (Unaudited)    (Unaudited)       (Unaudited)      (Unaudited)
                                               -----------    -----------    -----------       -----------      -----------
Revenues                                      $         --    $        --    $        --       $        --     $        --
                                              ------------    -----------    -----------       -----------     -----------
Costs and expenses
  Research, machine and product development      6,737,004        622,092        222,612           325,468         117,582
  Selling, general and administrative           22,016,574        685,681        626,525           312,340         275,104
                                              ------------    -----------    -----------       -----------     -----------
  Total costs and expenses                      28,753,578      1,307,773        849,137           637,808         392,686
                                              ------------    -----------    -----------       -----------     -----------
Loss before other income (expense)             (28,753,578)    (1,307,773)      (849,137)         (637,808)       (392,686)
                                              ------------    -----------    -----------       -----------     -----------
Other income (expense)
  Gain on debt restructuring                        70,000         70,000             --
  Interest income                                   21,274             --             --                --              --
  Forfeited distributor deposits                    15,000             --             --                --              --
  Stock purchase discount                       (4,713,219)      (989,365)      (525,000)         (824,365)        (40,500)
  Interest expense                              (2,190,153)       (44,096)      (106,815)          (21,642)        (76,445)
                                              ------------    -----------    -----------       -----------     -----------
  Total other income (expense)                  (6,797,098)      (963,461)      (631,815)         (846,007)       (116,945)
                                              ------------    -----------    -----------       -----------     -----------

Net loss                                      $(35,550,676)   $(2,271,234)   $(1,480,952)      $(1,483,815)    $  (509,631)
                                              ============    ===========    ===========       ===========     ===========
Net loss per share of common stock                                 ($0.03)        ($0.02)           ($0.02)         ($0.01)
                                                              ===========    ===========       ===========     ===========
Weighted average shares outstanding                            86,232,249     61,758,401        87,053,983      62,174,017
                                                              ===========    ===========       ===========     ===========

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2003

--------------------------------------------------------------------------------

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                                       in the              Total
                                                                 Common          Additional          Development       Stockholders'
                                                                  Stock        Paid-in Capital          Stage           (Deficiency)
                                                               -----------     ---------------       ------------      -------------
Balance, February 1, 1991                                      $   157,307        $  (156,307)       $        --        $     1,000

Issued 1,114,679 shares for note
      conversion                                                    11,147            113,853                 --            125,000

Net loss for the year ended
      January 31, 1992                                                  --                 --           (198,425)          (198,425)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 1992                                          168,454            (42,454)          (198,425)           (72,425)

Issued 4,275,000 shares                                             42,750            457,250                 --            500,000

Issued 150,000 shares for services                                   1,500             36,000                 --             37,500

Net loss for the year ended
      January 31, 1993                                                  --                 --           (773,304)          (773,304)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 1993                                          212,704            450,796           (971,729)          (308,229)

Issued 7,600,000 shares                                             76,000            464,000                 --            540,000

Issued 220,000 shares for services                                   2,200                 --                 --              2,200

Redeemed 3,145,000 shares                                          (31,450)            31,450                 --                 --

Net loss for the year ended
      January 31, 1994                                                  --                 --           (658,820)          (658,820)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 1994                                          259,454            946,246         (1,630,549)          (424,849)

Issued 3,129,999 shares                                             31,300            547,950                 --            579,250

Issued 2,151,622 shares for services                                21,516            121,294                 --            142,810

Issued 1,000,000 shares for litigation
       settlement                                                   10,000            460,000                 --            470,000

Net loss for the year ended
      January 31, 1995                                                  --                 --         (2,148,933)        (2,148,933)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 1995
      (carried forward)                                            322,270          2,075,490         (3,779,482)        (1,381,722)

(continued)


                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                                       in the              Total
                                                                 Common          Additional          Development       Stockholders'
                                                                  Stock        Paid-in Capital          Stage           (Deficiency)
                                                               -----------     ---------------       ------------      -------------
Balance, January 31, 1995
      (brought forward)                                            322,270          2,075,490         (3,779,482)        (1,381,722)

Issued 21,815,000 shares                                           218,150          1,054,350                 --          1,272,500

Issued 6,733,502 shares for services                                67,335            381,880                 --            449,215

Issued 625,000 shares for loan
      conversion                                                     6,250             43,750                 --             50,000

Issued 1,000,000 shares for
      repurchase of distributorship                                 10,000             90,000                 --            100,000

Reverse stock split                                               (620,885)           620,885                 --                 --

Net loss for the year ended
      January 31, 1996                                                  --                 --         (1,384,488)        (1,384,488)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 1996                                            3,120          4,266,355         (5,163,970)          (894,495)

Issued 1,455,000 shares                                              1,455          1,506,045                 --          1,507,500

Issued 125,000 shares for services                                     125            324,875                 --            325,000

Net loss for the year ended
      January 31, 1997                                                  --                 --         (2,172,260)        (2,172,260)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 1997
      (carried forward)                                              4,700          6,097,275         (7,336,230)        (1,234,255)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                                       in the              Total
                                                                 Common          Additional          Development       Stockholders'
                                                                  Stock        Paid-in Capital          Stage           (Deficiency)
                                                               -----------     ---------------       ------------      -------------
Balance, January 31, 1997
      (brought forward)                                              4,700          6,097,275         (7,336,230)        (1,234,255)

Issued 1,500,000 shares for
      non-recurring compensation                                     1,500          1,029,750                 --          1,031,250

Issued 167,083 shares                                                  167             80,650                 --             80,817

Issued 955,000 shares for services                                     955          1,317,545                 --          1,318,500

Issued 43,750 shares for
      litigation settlement                                             44             54,644                 --             54,688

Issued 700,000 shares for
      convertible notes                                                700            566,979                 --            567,679

Issued 452,772 shares for
      repayment of notes payable                                       452            523,587                 --            524,039

Issued 120,000 shares for
      repayment of notes payable,
      officer/director                                                 120            175,830                 --            175,950

Net loss for the year ended
      January 31, 1998                                                  --                 --         (5,074,155)        (5,074,155)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 1998                                            8,638          9,846,260        (12,410,385)        (2,555,487)

Issued 2,251,307 shares                                              2,252          1,299,526                 --          1,301,778

Issued 5,586,150 shares for
      convertible notes                                              5,586          3,129,504                 --          3,135,090

Issued 42,704 shares for
      interest on convertible notes                                     43             26,385                 --             26,428

Issued 1,226,815 shares for services                                 1,227            490,652                 --            491,879

Issued 250,000 shares for
      repurchase of distributorship                                    250            124,750                 --            125,000

Net loss for the year ended
      January 31, 1999                                                  --                 --         (3,512,124)        (3,512,124)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 1999
      (carried forward)                                             17,996         14,917,077        (15,922,509)          (987,436)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                                       in the              Total
                                                                 Common          Additional          Development       Stockholders'
                                                                  Stock        Paid-in Capital          Stage           (Deficiency)
                                                               -----------     ---------------       ------------      -------------
Balance, January 31, 1999
      (as restated) (brought forward)                               17,996         14,917,077        (15,922,509)          (987,436)

Issued 3,789,000 shares                                              3,789          1,624,291                 --          1,628,080

Issued 250,000 shares for
      litigation settlement                                            250            124,750                 --            125,000

Issued 6,184,405 shares for services                                 6,184          2,799,214                 --          2,805,398

Issued 500,000 shares for
      repurchase of distributorship                                    500            249,500                 --            250,000

Net loss for the year ended
      January 31, 2000                                                  --                 --         (5,783,657)        (5,783,657)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 2000                                           28,719         19,714,832        (21,706,166)        (1,962,615)

Issued 3,660,000 shares                                              3,660          1,228,140                 --          1,231,800

Issued 3,155,000 shares for services                                 3,155          1,312,312                 --          1,315,467

Issued 4,000,000 shares for
      repayment of note payable                                      4,000          1,596,000                 --          1,600,000

Issued 1,200,000 shares for
      payment of accrued expenses                                    1,200            548,800                 --            550,000

Net loss for the year ended
      January 31, 2001                                                  --                 --         (3,792,684)        (3,792,684)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 2001                                           40,734         24,400,084        (25,498,850)        (1,058,032)

Issued 6,200,000 shares                                              6,200            835,800                 --            842,000

Issued 747,500 shares for litigation
      settlement                                                       747            113,928                 --            114,675

Issued 10,010,247 shares for services                               10,010          2,542,743                 --          2,552,753

Issued 1,480,000 shares for
      repayment of note payable                                      1,480            368,520                 --            370,000

Net loss for the year ended
      January 31, 2002                                                  --                 --         (3,832,948)        (3,832,948)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 2002
      (carried forward)                                             59,171         28,261,075        (29,331,798)        (1,011,552)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                                       in the              Total
                                                                 Common          Additional          Development       Stockholders'
                                                                  Stock        Paid-in Capital          Stage           (Deficiency)
                                                               -----------     ---------------       ------------      -------------
Balance, January 31, 2002
      (brought forward)                                             59,171         28,261,075        (29,331,798)        (1,011,552)

Issued 14,650,003 shares in
      private placements                                            14,650          3,032,035                 --          3,046,685

Issued 3,694,516 shares for
      services                                                       3,695            820,339                 --            824,034

Issued 1,750,000 shares for
      repayment of notes payable                                     1,750            244,066                 --            245,816

Issued 1,194,720 shares for
      compensation                                                   1,195            216,513                 --            217,708

Proceeds from issuance of
      stock warrants                                                    --            210,000                 --            210,000

Net loss for the year ended
      January 31, 2003                                                  --                 --         (3,947,644)        (3,947,644)
                                                               -----------        -----------        -----------        -----------

Balance, January 31, 2003                                           80,461         32,784,028        (33,279,442)          (414,953)

Issued 1,400,000 shares for
      services (unaudited)                                           1,400            215,600                 --            217,000

Issued 200,000 shares for
      compensation (unaudited)                                         200             39,800                 --             40,000

Issued 4,850,000 shares and 1,175,000
      warrants in private placements (unaudited)                     4,850            600,150                 --            605,000

Rescinded stock warrants                                                             (210,000)                             (210,000)

Net loss for the quarter ended
      April 30, 2003 (unaudited)                                        --                 --           (787,419)          (787,419)
                                                               -----------        -----------        -----------        -----------

Balance, April 30, 2003 (unaudited)                            $    86,911        $33,429,578        $(34,066,861)      $  (550,372)

Issued 1,467,070 shares for
      services (unaudited)                                           1,467            285,158                               286,625

Issued 425,000 shares for
      compensation (unaudited)                                         425            111,075                               111,500

Issued 6,136,667 shares and 3,660,000
      warrants in private placements (unaudited)                     6,137          1,463,603                             1,469,740

Net loss for the quarter ended
      July 31, 2003 (unaudited)                                                                       (1,483,815)        (1,483,815)
                                                               -----------        -----------        -----------        -----------

Balance, July 31, 2003 (unaudited)                                  94,940         35,289,414        (35,550,676)          (166,322)

                        See notes to financial statements

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2003 AND 2002
                AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2003

--------------------------------------------------------------------------------

                                                       Cumulative    Six Months Ended July 31,    Three Months Ended July 31,
                                                         Since       --------------------------   ---------------------------
                                                       Inception        2003           2002           2003            2002
                                                      -----------    -----------    -----------    -----------    -----------
                                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                      -----------    -----------    -----------    -----------    -----------
Cash flows from operating activities
  Net loss                                            (35,550,676)   $(2,271,234)   $(1,480,952)   $(1,483,815)   $  (509,631)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                       314,997            602          1,496            300            748
      Common stock issued for services                 11,552,708        607,500        106,500        350,500              0
      Common stock issued for litigation settlement       764,364             --             --             --             --
      Stock purchase discount                           4,713,219        989,365        525,000        824,365         40,500
      Common stock issued for interest                  1,145,798         16,602             --             --             --
      Common stock issued for repurchase of
        distributorships                                  250,000             --             --             --             --
      Accrued interest on notes and
        convertible notes payable                         438,594             --             --             --             --
      Gain from debt restructuring                        (70,000)       (70,000)                           --
      (Increase) decrease in assets
        Prepaid expenses                                  (23,416)       (13,734)         7,459        (17,463)         3,730
        Other assets                                           --             --             --                            --
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses           1,530,583         67,120       (115,773)      (105,193)        64,995
        Unearned revenue                                  320,000             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
  Net cash used in operating activities               (14,613,829)      (673,779)      (956,270)      (431,306)      (399,658)
                                                      -----------    -----------    -----------    -----------    -----------
Cash flows from investing activities
  Purchase of furniture and office equipment              (80,124)            --             --             --             --
  Loan costs                                             (236,856)            --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
  Net cash used in investing activities                  (316,980)            --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
Cash flows from financing activities
  Proceeds from convertible notes payable               2,600,000             --             --             --             --
  Issuance of common stock                             11,615,174        748,000      1,355,000        518,000        555,000
  Issuance of stock warrants                              210,000             --             --             --             --
  Costs of raising capital                               (318,700)            --             --             --             --
  Note payable, net                                       855,165        (20,000)      (335,000)       (20,000)      (170,000)
  Officer/director note                                    80,000             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
  Net cash provided by financing activities            15,041,639        728,000      1,020,000        498,000        385,000
                                                      -----------    -----------    -----------    -----------    -----------
(Decrease) increase in cash (carried forward)             110,830         54,221         63,730         66,694        (14,658)

(continued)


                       See notes to financial statements

                               TASTY FRIES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2003 AND 2002
                AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2003

--------------------------------------------------------------------------------

(continued)

                                                       Cumulative    Six Months Ended July 31,    Three Months Ended July 31,
                                                         Since       --------------------------   ---------------------------
                                                       Inception        2003           2002           2003            2002
                                                      -----------    -----------    -----------    -----------    -----------

                                                      -----------    -----------    -----------    -----------    -----------
(Decrease) increase in cash
  (brought forward)                                       110,830         54,221         63,730         66,694        (14,658)

Cash, beginning of period                                      --         56,609        120,566         44,136        198,954
                                                      -----------    -----------    -----------    -----------    -----------
Cash, end of period                                   $   110,830    $   110,830    $   184,296    $   110,830    $   184,296
                                                      ===========    ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

    Cash paid during the period for interest          $   143,120    $        --    $    54,314    $        --    $    23,945
                                                      ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES

    Issuance of common stock for services             $11,552,708    $   607,500    $   106,500    $   350,500    $        --
    Issuance of common stock for conversion
      of note payable                                   2,675,000             --             --             --             --
    Issuance of common stock for repurchase
      of distributorship                                  475,000             --             --             --             --
    Issuance of common stock for litigation
      settlement                                          764,364             --             --             --             --
    Accrued interest on notes payable                     421,992        (16,602)            --             --             --
    Issuance of common stock to pay
      accrued expenses                                    550,000             --             --             --             --
    Issuance of common stock to pay note
      payable                                           1,471,566             --             --             --             --
    Acquisition of royalty rights                      (1,500,000)            --             --             --             --
    Note payable, royalty rights                          750,000       (750,000)            --             --             --
    Issuance of common stock for subscription
      receivable                                          275,000        175,000        (50,000)       175,000             --
    Issuance of note payable to settle debt               696,602        696,602             --             --             --

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 2003
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended January 31, 2003.

NOTE 2 DESCRIPTION OF BUSINESS

      The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to July 31, 2003 totaling $6,737,004.

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

NOTE 4 STOCK OPTIONS AND WARRANTS ISSUED AND OUTSTANDING

      As of July 31, 2003, the Company had 14,410,000 options and 31,727,500 warrants to purchase common stock outstanding. The options are exercisable at prices between $.12 and $1.31. The warrants are exercisable at share prices between $.50 and $3.00 and expire at various dates through June 2008.

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

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At July 31, 2003 the Company had approximately $110,830 in cash.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   SilverLeaf, LLC v. Tasty Fries, Inc.: United States District Court for the
                             District of New Jersey

      On February 1, 2002 the Company entered into a Master Sales and Marketing Agreement with SilverLeaf LLC. The Agreement granted SilverLeaf the exclusive distribution rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. In May 2002, SilverLeaf LLC ("SilverLeaf") sued the Company in New Jersey State Court requesting an injunction preventing the termination of the February 1, 2002 Master Sales and Marketing Agreement (" Agreement"). Without the Company's knowledge, the State Court Judge entered an "Order to Show Cause With Temporary Restraints" (the "OSC"), which purported to prevent the Company from terminating the Agreement until a hearing on SilverLeaf's motion for Preliminary Injunction. The Company removed the case to the United States District Court for the District of New Jersey, and the case was assigned to the Chief Judge, the Honorable John W. Bissell. Judge Bissell denied SilverLeaf's" Motion for a Preliminary Injunction and dissolved the OSC. Judge Bissell found that SilverLeaf would not be irreparably injured if the Company terminated the Agreement. Judge Bissell's ruling allowed the Company's termination of the Agreement to stand. SilverLeaf thereafter filed an emergency appeal to the United States Third Circuit District Court of Appeal (the "Third Circuit"). On October 20, 2002, the Third Circuit unanimously affirmed Judge Bissell's Order denying SilverLeaf's application for a preliminary injunction, finding no abuse of discretion in Judge Bissell's conclusion that "SilverLeaf failed to demonstrate a reasonable probability of success on the merits." The case was remanded to Judge Bissell. SilverLeaf amended its complaint to allege causes of action for breach of contract, infringement of exclusive license, fraud, tortious interference with prospective business advantage and breach of implied covenant of good faith and fair dealing. The Company moved to dismiss the Complaint. On December 5, 2002, Judge Bissell dismissed all claims against the Company, except for SilverLeaf's claims for breach of contract and tortious interference with prospective business advantage. The Company moved for Summary Judgment as to the two remaining claims seeking dismissal of the lawsuit and/or a judgment in its favor on the basis that SilverLeaf did not have the the authority to bring the lawsuit. Judge Bissell stayed the lawsuit on July 14, 2003 for ninety days, ordering that the Court be advised by October 1, 2003 as to "the status of any events in any forum to resolve the question of the corporate authority of SilverLeaf to maintain the present action." The Company believes that the SilverLeaf action has no merit and will continue to vigorously defend the case.

Tasty Fries, Inc. v. Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC and Leon Pirak : United States District Court for the District of New Jersey

On October 18, 2002, the Company filed a lawsuit against Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC ("Silver Shadow") and Leon Pirak ("Pirak") for declaratory relief as to whether the Company could legally issue a restricted stock certificate for 3,000,000 shares of the Company's stock (the "Restricted Stock") and a Warrant for 2,225,000 shares of the Company's stock exercisable at $1.00/share (the "Warrant") in the name of Silver Shadow or Pirak which Silver Shadow and/or Pirak had obtained from Syndi Romanoff through a private sale. Pirak filed a Motion for Summary Judgment, which was heard on May 15, 2003. The Court ruled that Romanoff's sale to Pirak fell within an exception to the securities laws and that he was therefore entitled to the transfer of restricted stock, answering the question raised by the company in its declaratory action. The Company then issued the Restricted Stock and Warrant and the case was concluded.

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

Date: September 12, 2003