Form 10QSB/A
period 2003-07-31
TASTY FRIES INC
filed 2003-10-10
CIK 791885

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

               [X] AMENDMENT TO QUARTERLY REPORT OF July 31, 2003
                                       OR
                              [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended July, 2003
                         Commission File No. 33-4460-NY

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

                                 YES X      NO __

      As of July 31, 2002: 94,939,728 shares of common stock were outstanding.