Form 10QSB
period 2003-10-31
TASTY FRIES INC
filed 2003-12-15
CIK 791885

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                    [X] QUARTERLY REPORT OF OCTOBER 31, 2003
                                       OR
                              [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 2003
                         Commission File No. 33-4460-NY

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

                                YES |X|   NO |_|

   As of October 31, 2003: 96,965,051 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

================================================================================

                                                     October 31,    January 31,
       ASSETS                                           2003           2003
                                                    ------------   ------------
                                                     (Unaudited)
                                                    ------------
Current assets
       Cash                                         $     44,174   $     56,609
       Prepaid expenses                                   19,568          9,682
                                                    ------------   ------------

       Total current assets                               63,742         66,291

Furniture and office equipment, net of
       accumulated depreciation of $78,443,
       October 31, 2003 and $77,539,
       January 31, 2003                                    1,681          2,585

Other assets
       Royalty rights                                  1,500,000      1,500,000
                                                    ------------   ------------

Total Assets                                        $  1,565,423   $  1,568,876
                                                    ============   ============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
       Accounts payable and accrued expenses        $    920,392   $    953,480
       Current maturities of long-term debt                   --        750,000
       Stockholder loans payable                          35,349         60,349
                                                    ------------   ------------

       Total current liabilities                         955,741      1,763,829
                                                    ------------   ------------
Long term liabilities
       Long-term debt, net of current maturities         696,602              0
       Unearned revenue                                  320,000        320,000
                                                    ------------   ------------

       Total long term liabilities                     1,016,602        320,000
                                                    ------------   ------------

Total Liabilities                                      1,972,343      2,083,829
                                                    ------------   ------------
Commitments and contingencies

Stockholders' deficiency
       Common stock, $.001 par value

            Authorized 150,000,000 shares;
            issued and outstanding 96,965,051
            shares, October 31, 2003; issued
            and outstanding 80,460,991 shares,
            January 31, 2003                              96,965         80,461
       Additional paid-in capital                     35,892,823     32,784,028
       Deficit accumulated in the development stage  (36,208,708)   (33,279,442)
                                                    ------------   ------------
                                                        (218,920)      (414,953)
       Less: Subscription receivable                    (188,000)      (100,000)
                                                    ------------   ------------

       Total stockholders' deficiency                   (406,920)      (514,953)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficiency      $  1,565,423   $  1,568,876
                                                    ============   ============

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
          FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
              AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2003

================================================================================

                                                                              Nine Months Ended             Three Months Ended
                                                                                  October 31,                   October 31,
                                                            Cumulative    ---------------------------   ---------------------------
                                                              Since
                                                            Inception         2003           2002           2003           2002
                                                           ------------   ------------   ------------   ------------   ------------
                                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                           ------------   ------------   ------------   ------------   ------------
Revenues                                                   $         --   $         --   $         --   $         --   $         --
                                                           ------------   ------------   ------------   ------------   ------------
Costs and expenses
      Research, machine and product development               6,783,851        668,939        348,036         46,846        125,424
      Selling, general and administrative                    22,480,330      1,149,437      1,167,783        463,757        541,258
                                                           ------------   ------------   ------------   ------------   ------------

      Total costs and expenses                               29,264,181      1,818,376      1,515,819        510,603        666,682
                                                           ------------   ------------   ------------   ------------   ------------

Loss before other income (expense)                          (29,264,181)    (1,818,376)    (1,515,819)      (510,603)      (666,682)
                                                           ------------   ------------   ------------   ------------   ------------

Other income (expense)
      Gain on debt restructuring                                 70,000         70,000             --
      Interest income                                            21,274             --             --             --             --
      Forfeited distributor deposits                             15,000             --             --             --             --
      Stock purchase discount                                (4,839,253)    (1,115,399)      (772,500)      (126,034)      (247,500)
      Interest expense                                       (2,211,548)       (65,491)      (130,367)       (21,395)       (23,552)
                                                           ------------   ------------   ------------   ------------   ------------

      Total other income (expense)                           (6,944,529)    (1,110,892)      (902,867)      (147,429)      (271,052)
                                                           ------------   ------------   ------------   ------------   ------------

Net loss                                                   $(36,208,708)  $ (2,929,266)  $ (2,418,686)  $   (658,032)  $   (937,734)
                                                           ============   ============   ============   ============   ============

Net loss per share of common stock                                              ($0.03)        ($0.04)        ($0.01)        ($0.01)
                                                                          ============   ============   ============   ============

Weighted average shares outstanding                                         90,695,144     65,271,428     95,793,926     67,407,371
                                                                          ============   ============   ============   ============

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2003

================================================================================

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional         in the           Total
                                                                        Common         Paid-in         Development     Stockholders'
                                                                        Stock          Capital            Stage        (Deficiency)
                                                                    ------------     ------------     ------------     ------------
Balance, February 1, 1991                                           $    157,307     $   (156,307)    $         --     $      1,000

Issued 1,114,679 shares for note
    conversion                                                            11,147          113,853               --          125,000

Net loss for the year ended
    January 31, 1992                                                          --               --         (198,425)        (198,425)
                                                                    ------------     ------------     ------------     ------------

Balance, January 31, 1992                                                168,454          (42,454)        (198,425)         (72,425)

Issued 4,275,000 shares                                                   42,750          457,250               --          500,000

Issued 150,000 shares for services                                         1,500           36,000               --           37,500

Net loss for the year ended
    January 31, 1993                                                          --               --         (773,304)        (773,304)
                                                                    ------------     ------------     ------------     ------------

Balance, January 31, 1993                                                212,704          450,796         (971,729)        (308,229)

Issued 7,600,000 shares                                                   76,000          464,000               --          540,000

Issued 220,000 shares for services                                         2,200               --               --            2,200

Redeemed 3,145,000 shares                                                (31,450)          31,450               --               --

Net loss for the year ended
    January 31, 1994                                                          --               --         (658,820)        (658,820)
                                                                    ------------     ------------     ------------     ------------

Balance, January 31, 1994                                                259,454          946,246       (1,630,549)        (424,849)

Issued 3,129,999 shares                                                   31,300          547,950               --          579,250

Issued 2,151,622 shares for services                                      21,516          121,294               --          142,810

Issued 1,000,000 shares for litigation
     settlement                                                           10,000          460,000               --          470,000

Net loss for the year ended
    January 31, 1995                                                          --               --       (2,148,933)      (2,148,933)
                                                                    ------------     ------------     ------------     ------------
Balance, January 31, 1995
    (carried forward)                                                    322,270        2,075,490       (3,779,482)      (1,381,722)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2003

================================================================================

(continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional         in the           Total
                                                                        Common         Paid-in         Development     Stockholders'
                                                                        Stock          Capital            Stage        (Deficiency)
                                                                    ------------     ------------     ------------     ------------
Balance, January 31, 1995
    (brought forward)                                                    322,270        2,075,490       (3,779,482)      (1,381,722)

Issued 21,815,000 shares                                                 218,150        1,054,350               --        1,272,500

Issued 6,733,502 shares for services                                      67,335          381,880               --          449,215

Issued 625,000 shares for loan
    conversion                                                             6,250           43,750               --           50,000

Issued 1,000,000 shares for
    repurchase of distributorship                                         10,000           90,000               --          100,000

Reverse stock split                                                     (620,885)         620,885               --               --

Net loss for the year ended
    January 31, 1996                                                          --               --       (1,384,488)      (1,384,488)
                                                                    ------------     ------------     ------------     ------------

Balance, January 31, 1996                                                  3,120        4,266,355       (5,163,970)        (894,495)

Issued 1,455,000 shares                                                    1,455        1,506,045               --        1,507,500

Issued 125,000 shares for services                                           125          324,875               --          325,000

Net loss for the year ended
    January 31, 1997                                                          --               --       (2,172,260)      (2,172,260)
                                                                    ------------     ------------     ------------     ------------
Balance, January 31, 1997
    (carried forward)                                                      4,700        6,097,275       (7,336,230)      (1,234,255)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2003

================================================================================

(continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional         in the           Total
                                                                        Common         Paid-in         Development     Stockholders'
                                                                        Stock          Capital            Stage        (Deficiency)
                                                                    ------------     ------------     ------------     ------------
Balance, January 31, 1997
    (brought forward)                                                      4,700        6,097,275       (7,336,230)      (1,234,255)

Issued 1,500,000 shares for
    non-recurring compensation                                             1,500        1,029,750               --        1,031,250

Issued 167,083 shares                                                        167           80,650               --           80,817

Issued 955,000 shares for services                                           955        1,317,545               --        1,318,500

Issued 43,750 shares for
    litigation settlement                                                     44           54,644               --           54,688

Issued 700,000 shares for
    convertible notes                                                        700          566,979               --          567,679

Issued 452,772 shares for
    repayment of notes payable                                               452          523,587               --          524,039

Issued 120,000 shares for
    repayment of notes payable,
    officer/director                                                         120          175,830               --          175,950

Net loss for the year ended
    January 31, 1998                                                          --               --       (5,074,155)      (5,074,155)
                                                                    ------------     ------------     ------------     ------------

Balance, January 31, 1998                                                  8,638        9,846,260      (12,410,385)      (2,555,487)

Issued 2,251,307 shares                                                    2,252        1,299,526               --        1,301,778

Issued 5,586,150 shares for
    convertible notes                                                      5,586        3,129,504               --        3,135,090

Issued 42,704 shares for
    interest on convertible notes                                             43           26,385               --           26,428

Issued 1,226,815 shares for services                                       1,227          490,652               --          491,879

Issued 250,000 shares for
    repurchase of distributorship                                            250          124,750               --          125,000

Net loss for the year ended
    January 31, 1999                                                          --               --       (3,512,124)      (3,512,124)
                                                                    ------------     ------------     ------------     ------------
Balance, January 31, 1999
    (carried forward)                                                     17,996       14,917,077      (15,922,509)        (987,436)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2003

================================================================================

(continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional         in the           Total
                                                                        Common         Paid-in         Development     Stockholders'
                                                                        Stock          Capital            Stage        (Deficiency)
                                                                    ------------     ------------     ------------     ------------
Balance, January 31, 1999
    (as restated) (brought forward)                                       17,996       14,917,077      (15,922,509)        (987,436)

Issued 3,789,000 shares                                                    3,789        1,624,291               --        1,628,080

Issued 250,000 shares for
    litigation settlement                                                    250          124,750               --          125,000

Issued 6,184,405 shares for services                                       6,184        2,799,214               --        2,805,398

Issued 500,000 shares for
    repurchase of distributorship                                            500          249,500               --          250,000

Net loss for the year ended
    January 31, 2000                                                          --               --       (5,783,657)      (5,783,657)
                                                                    ------------     ------------     ------------     ------------

Balance, January 31, 2000                                                 28,719       19,714,832      (21,706,166)      (1,962,615)

Issued 3,660,000 shares                                                    3,660        1,228,140               --        1,231,800

Issued 3,155,000 shares for services                                       3,155        1,312,312               --        1,315,467

Issued 4,000,000 shares for
    repayment of note payable                                              4,000        1,596,000               --        1,600,000

Issued 1,200,000 shares for
    payment of accrued expenses                                            1,200          548,800               --          550,000

Net loss for the year ended
    January 31, 2001                                                          --               --       (3,792,684)      (3,792,684)
                                                                    ------------     ------------     ------------     ------------

Balance, January 31, 2001                                                 40,734       24,400,084      (25,498,850)      (1,058,032)

Issued 6,200,000 shares                                                    6,200          835,800               --          842,000

Issued 747,500 shares for litigation
    settlement                                                               747          113,928               --          114,675

Issued 10,010,247 shares for services                                     10,010        2,542,743               --        2,552,753

Issued 1,480,000 shares for
    repayment of note payable                                              1,480          368,520               --          370,000

Net loss for the year ended
    January 31, 2002                                                          --               --       (3,832,948)      (3,832,948)
                                                                    ------------     ------------     ------------     ------------
Balance, January 31, 2002
    (carried forward)                                                     59,171       28,261,075      (29,331,798)      (1,011,552)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2003

================================================================================

(continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional         in the           Total
                                                                        Common         Paid-in         Development     Stockholders'
                                                                        Stock          Capital            Stage        (Deficiency)
                                                                    ------------     ------------     ------------     ------------
Balance, January 31, 2002
    (brought forward)                                                     59,171       28,261,075      (29,331,798)      (1,011,552)

Issued 14,650,003 shares in
    private placements                                                    14,650        3,032,035               --        3,046,685

Issued 3,694,516 shares for
    services                                                               3,695          820,339               --          824,034

Issued 1,750,000 shares for
    repayment of notes payable                                             1,750          244,066               --          245,816

Issued 1,194,720 shares for
    compensation                                                           1,195          216,513               --          217,708

Proceeds from issuance of
    stock warrants                                                            --          210,000               --          210,000

Net loss for the year ended
    January 31, 2003                                                          --               --       (3,947,644)      (3,947,644)
                                                                    ------------     ------------     ------------     ------------

Balance, January 31, 2003                                                 80,461       32,784,028      (33,279,442)        (414,953)

Issued 1,400,000 shares for
    services (unaudited)                                                   1,400          215,600               --          217,000

Issued 200,000 shares for
    compensation (unaudited)                                                 200           39,800               --           40,000

Issued 4,850,000 shares in
    private placements                                                     4,850          600,150               --          605,000

Rescinded stock warrants                                                      --         (210,000)              --         (210,000)

Net loss for the quarter ended
    April 30, 2003 (unaudited)                                                --               --         (787,419)        (787,419)
                                                                    ------------     ------------     ------------     ------------

Balance, April 30, 2003 (unaudited)                                 $     86,911     $ 33,429,578     $(34,066,861)    $   (550,372)

Issued 1,467,070 shares for
    services (unaudited)                                                   1,467          285,158                           286,625

Issued 425,000 shares for
    compensation (unaudited)                                                 425          111,075                           111,500

Issued 6,136,667 shares and 3,660,000
    warrants in private placements (unaudited)                             6,137        1,463,603                         1,469,740

Net loss for the quarter ended
    July 31, 2003 (unaudited)                                                 --               --       (1,483,815)      (1,483,815)
                                                                    ------------     ------------     ------------     ------------

Balance, July 31, 2003 (unaudited)                                        94,940       35,289,414      (35,550,676)        (166,322)

Issued 989,990 shares for
    services (unaudited)                                                     990          211,408                           212,398

Issued 452,000 shares for
    compensation (unaudited)                                                 452          139,668                           140,120

Issued 583,333 shares and 316,667
    warrants in private placements (unaudited)                               583          252,333                           252,916

Net loss for the quarter ended
    October 31, 2003 (unaudited)                                              --               --         (658,032)        (658,032)
                                                                    ------------     ------------     ------------     ------------

Balance, October 31, 2003 (unaudited)                                     96,965       35,892,823      (36,208,708)        (218,920)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
              AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2003

================================================================================

                                                                              Nine Months Ended             Three Months Ended
                                                                                  October 31,                   October 31,
                                                            Cumulative    ---------------------------   ---------------------------
                                                              Since
                                                            Inception         2003           2002           2003           2002
                                                           ------------   ------------   ------------   ------------   ------------
                                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                           ------------   ------------   ------------   ------------   ------------
Cash flows from operating activities
     Net loss                                              $(36,208,708)  $ (2,929,266)  $ (2,418,686)  $   (658,032)  $   (937,734)
     Adjustments to reconcile net loss to net
        cash used in operating activities
           Depreciation and amortization                        315,299            904          2,487            302            991
           Common stock issued for services                  11,852,108        906,900        453,923        299,400        347,423
           Common stock issued for litigation settlement        764,364             --             --             --             --
           Stock purchase discount                            4,839,253      1,115,399        772,500        126,034        247,500
           Common stock issued for interest on
              convertible notes                               1,145,798         16,602             --             --             --
           Common stock issued for repurchase of
              distributorships                                  250,000             --             --             --             --
           Accrued interest on notes and convertible
              notes payable                                     438,594             --             --             --             --
           Gain from debt restructuring                         (70,000)       (70,000)            --
           (Increase) decrease in assets
               Prepaid expenses                                 (19,568)        (9,886)        11,188          3,848          3,729
               Other assets                                          --             --             --             --             --
           Increase (decrease) in liabilities
               Accounts payable and accrued expenses          1,430,375        (33,088)      (102,746)      (100,208)        13,027
               Unearned revenue                                 320,000             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------

     Net cash used in operating activities                  (14,942,485)    (1,002,435)    (1,281,334)      (328,656)      (325,064)
                                                           ------------   ------------   ------------   ------------   ------------

Cash flows from investing activities
     Purchase of furniture and office equipment                 (80,124)            --         (2,429)            --         (2,429)
     Loan costs                                                (236,856)            --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------

     Net cash used in investing activities                     (316,980)            --         (2,429)            --         (2,429)
                                                           ------------   ------------   ------------   ------------   ------------

Cash flows from financing activities
     Proceeds from convertible notes payable                  2,600,000             --             --             --             --
     Issuance of common stock                                11,882,174      1,015,000      1,770,000        267,000        415,000
     Issuance of stock warrants                                 210,000             --             --             --             --
     Costs of raising capital                                  (318,700)            --             --             --             --
     Note payable, net                                          850,165        (25,000)      (488,651)        (5,000)      (153,651)
     Officer/director note                                       80,000             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------

     Net cash provided by financing activities               15,303,639        990,000      1,281,349        262,000        261,349
                                                           ------------   ------------   ------------   ------------   ------------

(Decrease) increase in cash (carried forward)                    44,174        (12,435)        (2,414)       (66,656)       (66,144)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
              AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2003

================================================================================

(continued)

                                                                              Nine Months Ended             Three Months Ended
                                                                                  October 31,                   October 31,
                                                            Cumulative    ---------------------------   ---------------------------
                                                              Since
                                                            Inception         2003           2002           2003           2002
                                                           ------------   ------------   ------------   ------------   ------------

                                                           ------------   ------------   ------------   ------------   ------------
(Decrease) increase in cash (brought forward)                    44,174        (12,435)        (2,414)       (66,656)       (66,144)

Cash, beginning of period                                            --         56,609        120,566        110,830        184,296
                                                           ------------   ------------   ------------   ------------   ------------

Cash, end of period                                        $     44,174   $     44,174   $    118,152   $     44,174   $    118,152
                                                           ============   ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

        Cash paid during the period for interest           $    143,120   $         --   $     70,366   $         --   $     16,052
                                                           ============   ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
     FINANCING ACTIVITIES

        Issuance of common stock for services              $ 11,852,108   $    906,900   $    453,923   $    299,400   $    347,422
        Issuance of common stock for conversion
           of note payable                                    2,675,000             --             --             --             --
        Issuance of common stock for repurchase
           of distributorship                                   475,000             --             --             --             --
        Issuance of common stock for litigation
           settlement                                           764,364             --             --             --             --
        Accrued interest on notes payable                       421,992        (16,602)            --             --             --
        Issuance of common stock to pay accrued expenses        550,000             --             --             --             --
        Issuance of common stock to pay note payable          1,471,566             --         50,000             --         50,000
        Acquisition of royalty rights                        (1,500,000)            --             --             --             --
        Note payable, royalty rights                            750,000       (750,000)            --             --             --
        Issuance of common stock for subscription
           receivable                                           188,000         88,000       (100,000)        13,000       (100,000)
        Issuance of note payable to settle debt                 696,602        696,602             --             --
        Repayment of note payable by 3rd party liable
           to Company                                            12,000             --         12,000             --         12,000

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2003
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended January 31, 2003.

NOTE 2   DESCRIPTION OF BUSINESS

      The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to October 31, 2003 totaling $6,783,851.

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

The Company is presently assembling a quantity of 12 french fry vending machines at Ace Metal Products located in Turlock, California. The Company expects to have these units available and installed at various locations by January 2004. The Company reports all development work is coming to a close on the full size model of the french fry vending machine. Current design efforts are being directed toward the counter top model.

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

NOTE 4   STOCK OPTIONS AND WARRANTS ISSUED AND OUTSTANDING

      As of October 31, 2003, the Company had 16,840,000 options and 31,594,167 warrants to purchase common stock outstanding. The options are exercisable at prices between $.17 and $1.31. The warrants are exercisable at share prices between $.50 and $3.00 and expire at various dates through June 2010.

ITEM 2. PLAN OF OPERATION

General

The Company is a development-stage company having not yet completed the final exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ended October 31, 2003, the Company entered into the production stage of its lifecycle. The Company entered into a manufacturing contract with ACE Metal Products, Inc., located in Turlock, California, to commence the production run of the Machines.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At October 31, 2003 the Company had approximately $44,174 in cash.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   SilverLeaf, LLC v. Tasty Fries, Inc.: United States District Court for the
                             District of New Jersey

      On February 1, 2002 the Company entered into a Master Sales and Marketing Agreement with SilverLeaf LLC. The Agreement granted SilverLeaf the exclusive distribution rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. In May 2002, SilverLeaf LLC ("SilverLeaf") sued the Company in New Jersey State Court requesting an injunction preventing the termination of the February 1, 2002 Master Sales and Marketing Agreement (" Agreement"). Without the Company's knowledge, the State Court Judge entered an "Order to Show Cause With Temporary Restraints" (the "OSC"), which purported to prevent the Company from terminating the Agreement until a hearing on SilverLeaf's motion for Preliminary Injunction. The Company removed the case to the United States District Court for the District of New Jersey, and the case was assigned to the Chief Judge, the Honorable John W. Bissell. Judge Bissell denied SilverLeaf's" Motion for a Preliminary Injunction and dissolved the OSC. Judge Bissell found that SilverLeaf would not be irreparably injured if the Company terminated the Agreement. Judge Bissell's ruling allowed the Company's termination of the Agreement to stand. SilverLeaf thereafter filed an emergency appeal to the United States Third Circuit District Court of Appeal (the "Third Circuit"). On October 20, 2002, the Third Circuit unanimously affirmed Judge Bissell's Order denying

SilverLeaf's application for a preliminary injunction, finding no abuse of discretion in Judge Bissell's conclusion that "SilverLeaf failed to demonstrate a reasonable probability of success on the merits." The case was remanded to Judge Bissell. SilverLeaf amended its complaint to allege causes of action for breach of contract, infringement of exclusive license, fraud, tortious interference with prospective business advantage and breach of implied covenant of good faith and fair dealing. The Company moved to dismiss the Complaint. On December 5, 2002, Judge Bissell dismissed all claims against the Company, except for SilverLeaf's claims for breach of contract and tortious interference with prospective business advantage. The Company moved for Summary Judgment as to the two remaining claims seeking dismissal of the lawsuit and/or a judgment in its favor on the basis that SilverLeaf did not have the authority to bring the lawsuit. Judge Bissell stayed the lawsuit on July 14, 2003 for ninety days, ordering that the Court be advised by October 1, 2003 as to "the status of any events in any forum to resolve the question of the corporate authority of SilverLeaf to maintain the present action." Litigation is currently pending between the principals of SilverLeaf in Delaware to determine whether SilverLeaf is authorized to proceed with the claim or if SilverLeaf should be dissolved. The Company believes that the SilverLeaf action has no merit and will continue to vigorously defend the case, if it is not otherwise dismissed.

ITEM 2. CHANGES IN SECURITIES

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      See Part II, Item 1. Above

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 99.1
      Exhibit 99.2

SIGNATURES

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Tasty Fries, Inc.

                   /s/ Edward C. Kelly
                  ------------------------------------------
                  Edward C. Kelly
                  President and Principal Financial Officer

Date: December 12, 2003