Form 10KSB
period 2004-01-31
TASTY FRIES INC
filed 2004-04-30
CIK 791885

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from           to

                         Commission File No. 33-4460-NY
                         ------------------------------
              TASTY FRIES, INC. (FORMERLY ADELAIDE HOLDINGS, INC.)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                               65-0259052
      ---------------------------           ------------------------
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

Yes  [X]     No  [   ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:  None
The aggregate market value of the common voting stock held by non-affiliates as of January 2004: Not Determinable.

Shares  outstanding  of the  registrant's  common  stock as of January 31, 2004:
102,330,228 shares.

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

      In the spring of 1996, the Company and Premier agreed that Premier would be unable to manufacture the Machines under the terms of the Premier Amendment. On June 17, 1996, the Company announced its intention to award the manufacturing contract for the Machine to S&H Electronics of Robesonia, Pennsylvania ("S&H"), an unaffiliated third party, and subsequently entered into a non-exclusive manufacturing agreement with S&H for such purpose. S&H is a contract-manufacturer, which specializes in the assembly and testing of electro-mechanical assemblies and equipment. Subsequently the contract was cancelled. In January 2000, the Company opened an assembly facility in Portsmouth, New Hampshire and hired sub-contractors to produce the first twenty-five units. However, in November 2001 the Company ceased all business dealings in New Hampshire, pulled its machines from the field and transported them along with the Company's manufacturing equipment to ACE Metal Products, Inc. in Turlock, California. Ace Metal Products was hired to incorporate the manufacturing/engineering phase of the machine project. All of the existing subassemblies, which were sound in engineering and design concept, required the final phase of incorporating high volume production methods and cost reduction procedures. Ace Metal

Products hired Propagon, Inc., located in Santa Cruz, California, to convert the existing electronics package to a proprietary hard control system. All of Propagon's attempts to operate our machine with their technology failed. Propagon's system proved to be slow and incapable of generating sufficient power to complete the cycles needed to operate the machine. In March 2003 all business dealings with Propagon were terminated. The Company contacted Siemens Energy and Automation, Inc., located in Pleasanton, California. The Company requested a replacement control system that would satisfy the Company's requirements of a rugged, off the shelf system. Siemens was able to provide the requested hardware and recommended Syllogistix Integration, of Fair Oaks, California., to provide engineering support for the new hardware. The Company contracted with Syllogistix in March 2003. Syllogistix could not get the system working properly and the Company decided to deal directly with Siemens. Siemens brought in E&M Electronics, located in Healdsburg, California., to correct and finalize the system. With the system finalized the Company is currently negotiating a manufacturing contract with Lintelle Engineering, Inc., located in Scotts Valley, California, for the production of the Company's machines.

PRE-PRODUCTION TOOLING

      The pre-production tooling stage for the machine is a critical element of the process of getting the machine into commercial production. The Tasty Fries device is comprised of many individual parts. A portion of these parts are basic, "off-the-shelf" manufacturing components such as hardware, lighting and electrical components. However, approximately 50% of the components are customized parts that require a subcontract supplier to manufacture specifically for Tasty Fries. Because of the costs associated with manufacturing these custom-designed parts, the most critical components have been designed to be tooled, molded or cast by the various suppliers. While very costly and time-consuming in the front-end of a project, the tooling of various component parts will: (a) ensure the consistency and quality of the machine's critical parts and (b) greatly reduce the unit costs of both the individual parts and the overall machine, as production volume increases. As with the overall business plan, the tooling process itself has been delayed due to the lack of capital available, however, the pre-production tooling stage is now complete.

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

RESEARCH AND DEVELOPMENT COSTS

      For the fiscal years ended January 31, 2004 and 2003, the Company incurred $771,168 and $586,611, respectively, in costs and expenses relating to the research and development of its machine.

      The Company could incur additional research and development costs over the next year should a counter top model of our French fry vending machine be introduced. Projected costs to design and develop this model should not exceed $300,000 as much of the technology can be transferred from the standard vending machine.

PERSONNEL

      As of January 31, 2004, the Company had a total of four full-time employees. Additional employees are expected to be hired during the next 12 months if the Company's proposed plan of operation is successful and there is sufficient cash flow from operations to support such additional expense. If hired, such additional employees may include a director of marketing, a chief financial officer, and sales and marketing personnel. At the present time, management is unable to estimate how many employees will be needed during the next 12 months.

ITEM 2.   PROPERTIES.

      The Company owns no properties. In December 2002, the Company leased executive office space at the premises located at 650 Sentry Parkway, Suite One, Blue Bell, Pennsylvania 19422. The Company's current lease commitments total approximately $5,582.92 per month until October 31, 2004. In November 2002, the Company leased 1,000 square feet of warehouse space located at Ambler Warehouse, North Maple Street, Ambler, PA. The current lease commitment on the warehouse space is $450 per month on a month to month basis.

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

SilverLeaf amended its complaint to allege causes of action for breach of contract, infringement of exclusive license, fraud, tortious interference with prospective business advantage and breach of implied covenant of good faith and fair dealing. The Company moved to dismiss the Complaint. On December 5, 2002, Judge Bissell dismissed all claims against the Company, except for SilverLeaf's claims for breach of contract and tortious interference with prospective business advantage. As for these two remaining claims, on July 14, 2003, Judge Bissell stayed all proceedings in the case for ninety days to allow Silver Leaf to file a lawsuit to establish that Silver Leaf has the power and authority to prosecute its lawsuit against the Company. To that end, litigation between the members of Silver Leaf is pending in the Court of Chancery of the State of Delaware in and for New Castle County, styled: In re Silver Leaf L.L.C., a Delaware Limited Liability Company, C.A. No. 20611-N. One fifty percent member of Silver Leaf has requested judicial dissolution of Silver Leaf, which if granted, should preclude Silver Leaf from further prosecuting its case against the Company. The Company is not a party to those proceedings. Trial in that judicial dissolution proceeding is expected to begin in December 2004. Judge Bissell's stay of the lawsuit against the Company has been extended indefinitely.

Tasty Fries, Inc. v. Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC and Leon Pirak: United States District Court for the District of New Jersey

On October 18, 2002, the Company filed a lawsuit against Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC ("Silver Shadow") and Leon Pirak ("Pirak") for declaratory relief on whether the Company can legally issue a restricted stock certificate for 3,000,000 shares of the Company's stock (the "Restricted Stock") and a Warrant for 2,225,000 shares of the Company's stock exercisable at $1.00/share (the "Warrant") in the name of Silver Shadow or Pirak. The district court determined that Pirak is entitled to the stock and the warrants and the Company complied with the Court's ruling in issuing same, thereby concluding the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      A shareholder's meeting was held on June 26, 2003 wherein a vote was held to elect members of the Tasty Fries Board of Director's. Up for re-election were the following Director's: Edward C. Kelly, Leonard J. Klarich, Jurgen Wolf and Kurt Ziemer. The following is a summary of votes cast for the nomoniees;

                                  YES              NO                 ABSTAIN

Edward C. Kelly                 99.218%           0.00%               0.782%
                                80,926,147        0                   637,869

Leonard J. Klarich              99.240%           0.00%               0.760%
                                80,944,479        0                   619,537

Jurgen A. Wolf                  99.240%           0.00%               0.760%
                                80,944,124        0                   619,892

Kurt R. Ziemer                  99.241%           0.00%               0.759%
                                80,944,844        0                   619,172

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

                                             High Bid            Low Bid
                                             --------            -------

          FISCAL 2002
          First Quarter                        .47                 .24
          Second Quarter                       .37                 .14
          Third Quarter                        .27                 .10
          Fourth Quarter                       .58                 .09

          FISCAL 2003
          First Quarter                        .60                 .12
          Second Quarter                       .39                 .10
          Third Quarter                        .18                 .08
          Fourth Quarter                       .38                 .09

          FISCAL 2004
          First Quarter                        .20                 .09
          Second Quarter                       .48                 .14
          Third Quarter                        .33                 .18
          Fourth Quarter                       .25                 .12

(B) HOLDERS.

      The approximate number of record holders of the Company's common stock as of January 31, 2004 is 1,409.

(C) DIVIDENDS.

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      FORWARD-LOOKING STATEMENTS

      This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present the Company's estimates and assumptions only as of the date of this report. Except for the Company's ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements. Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company's forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

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

      Management believes that, once in full production, the business cycle of the Company will allow it to operate in a cash positive fashion. That is, with receipt of each order the Company will require an advance payment from its customers for the machine itself and the ancillary products associated with each vend, therefore providing a good portion of the capital necessary to fund the procurement of essential component parts for machine production. If management is incorrect in this assumption, the Company's capital needs for manufacturing may be greater than currently anticipated. In this event, the Company will be required to raise additional funds. There can be no assurances given that any funding, including that which may be required to be advanced, will be available or if available, on terms satisfactory to the Company.

      In February, 2002 the Company entered into a Master Sales and Marketing Agreement with SilverLeaf, LLC. The Agreement granted SilverLeaf the exclusive rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. See LEGAL PROCEDINGS.

Liquidity and Capital Resources

      At January 31, 2004, the Company had approximately $1,093 in cash.

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

      Subsequent to January 31, 2004, the Company has issued additional shares and warrants to purchase common stock to various parties as payment for services rendered. The Company intends to continue this practice.

      Results of Operations Fiscal Year Ended January 31, 2004 and 2003

      The company is still in the development stage and, as a result, has not realized any revenues, which would include the fiscal years ended January 31, 2004 and 2003.

      As a result of the company's financial condition, it frequently issues common stock to acquire various services. When the issue price is below the current market price, the company incurs stock purchase expense. In the years ended January 31, 2004 and 2003, stock purchase discount expense was $1,355,114 and $1,446,302.

      The company maintains a staff of several personnel. Salary and related payroll tax expense for the years ended January 31, 2004 and 2003 were, $647,820 and $742,519, respectively.

      The company is dependent upon outside consultants to provide research and development, financial, and marketing expertise. As a result, expenses can fluctuate from year to year. Consulting expenses for the years ended January 31, 2004 and 2003 were $771,168 and $586,611, respectively.

      The company incurs legal fees in connection with business negotiations and contract preparation, as well as certain instances of litigation. Legal expenses for the years ended January 31, 2004 and 2003 were $278,867 and $289,604, respectively.

      The loss from operations for the years ended January 31, 2004 and 2003 was ($3,593,608) and ($3,947,644), respectively.

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

ITEM 7.  FINANCIAL STATEMENTS.

      Audited balance sheets as of January 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency, and cash flows for the years ended January 31, 2004 and 2003 and for the period from October 18, 1985 (inception) to January 31, 2004 are included after Item 12 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

ITEM 8A.  CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in the Company's periodic Security Exchange Commission reports. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III.

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

AUDIT COMMITTEE FINANCIAL EXPERT

      The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only three (3) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert" each of our directors, by virtue of his past employment experience has considerable knowledge of financial statements, finance, and accounting and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

(A) IDENTIFICATION OF DIRECTORS & EXECUTIVE OFFICERS

      The current directors of the Company will serve until the next meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                                            Positions with
          Name                 Age              Company
          ----                 ---          --------------
      Edward C. Kelly           68          President, Chief Executive Officer,
                                            Treasurer and Chairman of the Board*

      Leonard J. Klarich        70          Secretary and Director*

      Jurgen A. Wolf            70          Director*

      Kurt R. Ziemer            49          Director

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

      LEONARD J. KLARICH - Since September 1995, Mr. Klarich has been a director of the Company and also was a consultant to management from March through May 1996. Mr. Klarich was retained as Executive Vice President of the Company in June 1996 to assist in the day-to-day operations of the Company, with specific emphasis on distribution networks, distributors and marketing. In June 1997, his title was changed to Vice President. He was also appointed Secretary in June 1996. Mr. Klarich was Chairman of the Board of K&D, a high-tech graphic design company located in Woodland Hills, California until early 1996. From 1976 to 1989 he owned and operated Avecor, Inc., a plastics manufacturing company with revenue in excess of $40 million upon his sale of the company. Prior thereto, he spent a number of years as a chief operating officer of companies in need of turnaround due to financial concerns. Mr. Klarich passed way in April, 2004.

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

ITEM 10.EXECUTIVE COMPENSATION

(A) GENERAL

(B) SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATON (1)
                            ----------------------------------------------------
   Name & Ended             Fiscal Year                               Restricted
Principal Position          January 31,      Salary        Bonus        Stock
------------------          -----------      ------        -----        -----
Edward C. Kelly                2004         $240,000         $0       $50,400(4)
President, CEO                 2003         $240,000         $0       $81,708(3)
& Chairman (2)                 2002         $240,000         $0

(1) There were no long-term incentive payments made in the year-ended January 31, 2003.

(2) Mr. Kelly has served as President and Treasurer of the Company since June 10, 1994, a director since April 1994, Chairman of the Board since June 3, 1996, and was Executive Vice President from January 1994 to June 10, 1994. This table does not include: (i) an option granted for 3,500,000 shares of common stock exercisable for two years at .50 per share (ii)1,000,000 post-split shares of common stock exercisable for two years at .50 per share (iii) options granted pursuant to Mr. Kelly's employment contract
      (iv)  options  granted to the Board of  Directors.

(3) 544,720 shares of restricted stock @ .15 were issued in lieu of salary increase pursuant to Employment Contract.

(4) 252,000 shares of restricted common stock at $.20 per share were issued in lieu of salary increase pursuant to the Employment Contract.

The following table summarizes information regarding the Company's stock option plan and stock warrant issuances.


--------------------------------------------------------------------------------------------------------------------
                                                                                             Number of Securities
                                                                                              remaining available
                                   Number of securities           Weighted-average            for future issuance
                                     to be issued upon            exercise price of        under equity compensation
                                  exercise of outstanding            outstanding          plans (excluding securities
Category                              Options/Warrants            Options/Warrants          reflected in column (a))

                                   Options     Warrants         Options    Warrants          Options       Warrants
                                   -------     --------         -------    --------          -------       --------
Approved by security holders
--------------------------------------------------------------------------------------------------------------------
Not approved by Security
  holders                        15,990,000   33,419,167         $0.47      $.86               See note (1) below
--------------------------------------------------------------------------------------------------------------------
Total                            15,990,000   33,419,167         $0.47      $.86               See note (1) below
--------------------------------------------------------------------------------------------------------------------

(1) The Company does not currently have a plan approved by shareholders for the issuance of options or warrants therefore there is currently no limit to the number of options or number of warrants available for future issuance's.

OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 2004

Each Director of the Company received a seven year option to purchase 50,000 shares of our common stock at an exercise price of $.18.

Edward Kelly, Jurgen Wolf and Leonard Klarich each received a seven year option to purchase 100,000 shares of our common stock at an exercise price of $.22.

Edward C. Kelly received a seven year option to purchase 1,000,000 shares of our common stock at an exercise price of $ .18 per share pursuant to employment contract.

Louis M. Kelly received a two year option to purchase 200,000 shares of our common stock at an exercise price of $.22 per share and a seven year option to purchase 1,250,000 shares of our common stock at an exercise price of $.15 per share.

Irene T. Kelly received a seven year option to purchase 30,000 shares of our common stock at an exercise price of $.22.

(E) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE.

      As of Jan 31, 2004 Edward C. Kelly, President & Chief Executive Officer held 11,150,000 total stock options in the Company. The exercise price of these options was above the quoted market price for the Company's common stock at January 31, 2004. No options were exercised during the year ended January 31, 2004 and 2003.

(F) LONG TERM INCENTIVE PLAN (`LTIP") AWARDS TABLE.

    None.

(F)   COMPENSATON OF DIRECTORS.

      Directors are compensated by payment of an annual fee and grant of stock options. Each director receives an annual fee of $10,000. Each director also receives an option exercisable for seven years to acquire 50,000 shares of Tasty Fries common stock for each year of service commencing June 10, 1994. The exercise price is equal to the closing bid price of our stock on June 9th proceeding each year of service. Exercise prices range from $.17 to $1.25 per share.

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

      On January 4, 2004 the Board of Directors approved the terms of an Employment Agreement for Louis M. Kelly. The Employment Agreement is for a period of three years from its date of execution. The Employment Agreement provides for an annual base salary, bonus and stock options.

      (H) REPORT ON REPRICING OF OPTIONS/SARS

      None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

      The following table sets forth, as of January 31, 2004, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of common stock:

       Name & Address of                       Amount & Nature of        Percent
        Beneficial Owner                      Beneficial Ownership      of Class
        ----------------                      --------------------      --------

      Edward C. Kelly                               2,739,832              3%
      650 Sentry Parkway, Suite One
      Blue Bell, PA  19422  (1)

      L. Eric Whetstone                             3,535,357              4%
      11 Waterfront Estates, Estates Drive
      Lancaster, PA  19601

      L. Eric & Ilona Whetstone &
      Charles Whetstone Jt Ten                      2,500,000              3%
      11 Waterfront Estates, Estates Drive
      Lancaster, PA  19601

      L. Eric & Ilona Whetstone Ten Com             2,422,727              3%
      11 Waterfront Estates, Estates Drive
      Lancaster, PA  19601

      L. Eric & Ilona Whetstone Jt Ten                734,392              --
      11 Waterfront Estates, Estates Drive
      Lancaster, PA  19601

      David Rights
      1095 Rydal Road
      Rydal, PA 19046                              12,142,222             11%

      Ahmad Zhobi
      U.A.E.                                        4,600,000              5%

      Zekra Zhobi                                   2,680,000              3%

(1) Does not include an option 3,500,000 shares of common stock exercisable for two years at .50 per share expiring 4/5/04, 200,000 shares of common stock at .50 per share expiring 11/1/04; options for 350,000 shares expiring ratably between June 10, 2004 and June 10, 2010 at exercise prices ranging from $.17 to $1.25 per share; options for 7,000,000 shares expiring ratably between June 10, 2004 and June 10, 2010 at exercise prices ranging from $.17 per share to $1.31; option for 100,000 shares expiring on November 18, 2010 at $.22 per share pursuant to Employment Contract. SEE "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS".

(B)   SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of April 30, 2004, the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

      Name & Address of                        Amount & Nature of      Percent
      Beneficial Owner                        Beneficial Ownership    of Class
      ----------------                        --------------------    --------
      Edward C. Kelly                              2,739,832              3%
      650 Sentry Parkway, Suite One
      Blue Bell, PA  19422  (1)

      Leonard J. Klarich                             180,000              0
      839 Claybrook Court
      Knoxville, TN  37923  (2)

      Jurgen A. Wolf                                  50,000              0
      #103 15325 17 Ave
      Surrey, B.C.
      Canada V4A1T8  (3)

      Kurt R. Ziemer                                 850,000              1%
      599 Valley View Drive
      New Holland, PA  17557  (4)

      All Officers and Directors                   3,608,000              5%
      as a group  (4 persons)

*     less than 1%

(1) Does not include an option 3,500,000 shares of common stock exercisable for two years at .50 per share expiring 4/5/04, 200,000 shares of common stock at .50 per share expiring 11/1/04; options for 350,000 shares expiring ratably between June 10, 2004 and June 10, 2010 at exercise prices ranging from $.17 to $1.25 per share; options for 7,000,000 shares expiring ratably between June 10, 2004 and June 10, 2010 at exercise prices ranging from $.17 per share to $1.31; option for 100,000 shares expiring on November 18, 2010 at $.22 per share pursuant to Employment Contract. SEE "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS".

(2) Does not include: (i) options for 450,000 shares expiring ratably between June 10, 2004 and June 10, 2010 at exercise prices ranging from $.17 to $1.25 per share (ii) option for 200,000 shares of common stock at .50 per share expiring 11/1/04.

(3) Does not include: (i) options for 450,000 shares expiring ratably between June 10, 2004 and June 10, 2010 at exercise prices ranging from $.17 to $1.25 per share (ii) option for 200,000 shares of common stock at .50 per share expiring 11/1/04.

(4) Does not include: (i) options for 550,000 shares expiring ratably between June 10, 2004 and June 10, 2010 at exercise prices ranging from $.17 to $1.25 per share (ii) option for 200,000 shares of common stock at .50 per share expiring 11/1/04. Mr. Ziemer's option has been prorated to reflect the date he was appointed to the Board of Directors on October 4, 1996.

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

                                                              April 30, 2004
/s/ Edward C. Kelly
-------------------------------------
Edward C. Kelly, Chairman, CEO
President, Treasurer & Director

                                                              April 30, 2004
/s/ Jurgen A. Wolf
-------------------------------------
Jurgen A. Wolf, Director

                                                              April 30, 2004
/s/ Kurt R. Ziemer
-------------------------------------
Kurt R. Ziemer, Director

                                  CERTIFICATION

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the Company particularly during the period in which this annual report is being prepared;

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls over financial reporting.

April 29, 2004

/s/ Edward C. Kelly
------------------------
Edward C. Kelly
CEO/CFO

To the Board of Directors and Stockholders
Tasty Fries, Inc.
Blue Bell, Pennsylvania

We have audited the accompanying balance sheets of Tasty Fries, Inc. (A Development Stage Company) as of January 31, 2004 and 2003, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasty Fries, Inc. (A Development Stage Company) as of January 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period from October 18, 1985 (inception) to January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has incurred net losses since its inception, and has a working capital and stockholders' deficiency as of January 31, 2004 and 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              Baratz & Associates, P.A.

Marlton, New Jersey
April 20, 2004

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                 January 31,    January 31,
       ASSETS                                                       2004           2003
                                                               ------------    ------------
Current assets
       Cash                                                    $      1,093    $     56,609
       Prepaid expenses                                              15,721           9,682
                                                               ------------    ------------
       Total current assets                                          16,814          66,291

Furniture and office equipment, net of
       accumulated depreciation of $78,744, January 31, 2004
       and $77,539, January 31, 2003                                  1,380           2,585

Other assets
       Royalty rights                                             1,500,000       1,500,000
                                                               ------------    ------------
Total Assets                                                   $  1,518,194    $  1,568,876
                                                               ============    ============
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
       Accounts payable and accrued expenses                   $  1,132,806    $    953,480
       Current maturities of long-term debt                         211,875         810,349
                                                               ------------    ------------
       Total current liabilities                                  1,344,681       1,763,829
                                                               ------------    ------------
Long term liabilities
       Long-term debt, net of current maturities                    615,060              --
       Unearned revenue                                             320,000         320,000
                                                               ------------    ------------
       Total long term liabilities                                  935,060         320,000
                                                               ------------    ------------
Total Liabilities                                                 2,279,741       2,083,829
                                                               ------------    ------------
Commitments and contingencies

Stockholders' deficiency
       Common stock, $.001 par value
            Authorized 150,000,000 shares; issued and
            outstanding 102,330,228 shares, January 31,
            2004; issued and outstanding 80,460,991 shares,
            January 31, 2003                                        102,330          80,461

       Additional paid-in capital                                36,684,173      32,784,028
       Deficit accumulated in the development stage             (36,873,050)    (33,279,442)
                                                               ------------    ------------
                                                                    (86,547)       (414,953)
       Less: Subscriptions receivable                              (675,000)       (100,000)
                                                               ------------    ------------
       Total stockholders' deficiency                              (761,547)       (514,953)
                                                               ------------    ------------
Total Liabilities and Stockholders' Deficiency                 $  1,518,194    $  1,568,876
                                                               ============    ============

See notes to financial statements

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003
              AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2004


---------------------------------------------------------------------------------------------------

                                                        Cumulative        Years Ended January 31,
                                                           Since       ----------------------------
                                                         Inception          2004           2003
                                                       ------------    ------------    ------------
Revenues                                               $         --    $         --    $         --
                                                       ------------    ------------    ------------
Costs and expenses
       Research, machine and product development          6,886,080         771,168         586,611
       Selling, general and administrative               22,773,914       1,443,021       1,758,742
                                                       ------------    ------------    ------------
       Total costs and expenses                          29,659,994       2,214,189       2,345,353
                                                       ------------    ------------    ------------
Loss before other income (expense)                      (29,659,994)     (2,214,189)     (2,345,353)
                                                       ------------    ------------    ------------
Other income (expense)
       Gain on debt restructuring                            70,000          70,000              --
       Interest income                                       21,274              --              --
       Forfeited distributor deposits                        15,000              --              --
       Stock purchase discount                           (5,078,969)     (1,355,115)     (1,446,302)
       Interest expense                                  (2,240,361)        (94,304)       (155,989)
                                                       ------------    ------------    ------------
       Total other income (expense)                      (7,213,056)     (1,379,419)     (1,602,291)
                                                       ------------    ------------    ------------
Net loss                                               $(36,873,050)   $ (3,593,608)   $ (3,947,644)
                                                       ============    ============    ============
Net loss per share of common stock-basic and diluted                   ($      0.04)   ($      0.06)
                                                                       ============    ============
Weighted average shares outstanding                                      92,393,260      68,533,451
                                                                       ============    ============

                       See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2004

-------------------------------------------------------------------------------------------------------------
                                                                               Deficit
                                                                             Accumulated        Stockholders'
                                                                               in the            Deficiency
                                           Common           Additional       Development           before
                                            Stock        Paid-in Capital        Stage           Receivables
                                            -----        ---------------        -----           -----------
Balance, February 1, 1991                $   157,307      $  (156,307)       $        --        $     1,000

Issued 1,114,679 shares for note
     conversion                               11,147          113,853                 --            125,000

Net loss for the year ended
     January 31, 1992                             --               --           (198,425)          (198,425)
                                         -----------      -----------        -----------        -----------
Balance, January 31, 1992                    168,454          (42,454)          (198,425)           (72,425)

Issued 4,275,000 shares                       42,750          457,250                 --            500,000

Issued 150,000 shares for services             1,500           36,000                 --             37,500

Net loss for the year ended
     January 31, 1993                             --               --           (773,304)          (773,304)
                                         -----------      -----------        -----------        -----------
Balance, January 31, 1993                    212,704          450,796           (971,729)          (308,229)

Issued 7,600,000 shares                       76,000          464,000                 --            540,000

Issued 220,000 shares for services             2,200               --                 --              2,200

Redeemed 3,145,000 shares                    (31,450)          31,450                 --                 --

Net loss for the year ended
     January 31, 1994                             --               --           (658,820)          (658,820)
                                         -----------      -----------        -----------        -----------
Balance, January 31, 1994                    259,454          946,246         (1,630,549)          (424,849)

Issued 3,129,999 shares                       31,300          547,950                 --            579,250

Issued 2,151,622 shares for services          21,516          121,294                 --            142,810

Issued 1,000,000 shares for litigation
      settlement                              10,000          460,000                 --            470,000

Net loss for the year ended
     January 31, 1995                             --               --         (2,148,933)        (2,148,933)
                                         -----------      -----------        -----------        -----------
Balance, January 31, 1995
     (carried forward)                       322,270        2,075,490         (3,779,482)        (1,381,722)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2004


-------------------------------------------------------------------------------------------------------------
(continued)
                                                                               Deficit
                                                                             Accumulated        Stockholders'
                                                                               in the            Deficiency
                                           Common           Additional       Development           before
                                            Stock        Paid-in Capital        Stage           Receivables
                                            -----        ---------------        -----           -----------
Balance, January 31, 1995
     (brought forward)                       322,270        2,075,490        (3,779,482)         (1,381,722)

Issued 21,815,000 shares                     218,150        1,054,350                --           1,272,500

Issued 6,733,502 shares for services          67,335          381,880                --             449,215

Issued 625,000 shares for loan
     conversion                                6,250           43,750                --              50,000

Issued 1,000,000 shares for
     repurchase of distributorship            10,000           90,000                --             100,000

Reverse stock split                         (620,885)         620,885                --                  --

Net loss for the year ended
     January 31, 1996                             --               --        (1,384,488)         (1,384,488)
                                          ----------       ----------        ----------          ----------
Balance, January 31, 1996                      3,120        4,266,355        (5,163,970)           (894,495)

Issued 1,455,000 shares                        1,455        1,506,045                --           1,507,500

Issued 125,000 shares for services               125          324,875                --             325,000

Net loss for the year ended
     January 31, 1997                             --               --        (2,172,260)         (2,172,260)
                                          ----------       ----------        ----------          ----------
Balance, January 31, 1997
     (carried forward)                         4,700        6,097,275        (7,336,230)         (1,234,255)

(continued)

                        See notes to financial statements

                    TASTY FRIES, INC.
              (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2004

-------------------------------------------------------------------------------------------------------------
(continued)
                                                                               Deficit
                                                                             Accumulated        Stockholders'
                                                                               in the            Deficiency
                                           Common           Additional       Development           before
                                            Stock        Paid-in Capital        Stage           Receivables
                                            -----        ---------------        -----           -----------
Balance, January 31, 1997
     (brought forward)                         4,700        6,097,275         (7,336,230)        (1,234,255)

Issued 1,500,000 shares for
     non-recurring compensation                1,500        1,029,750                 --          1,031,250

Issued 167,083 shares                            167           80,650                 --             80,817

Issued 955,000 shares for services               955        1,317,545                 --          1,318,500

Issued 43,750 shares for
     litigation settlement                        44           54,644                 --             54,688

Issued 700,000 shares for
     convertible notes                           700          566,979                 --            567,679

Issued 452,772 shares for
     repayment of notes payable                  452          523,587                 --            524,039

Issued 120,000 shares for
     repayment of notes payable,
     officer/director                            120          175,830                 --            175,950

Net loss for the year ended
     January 31, 1998                             --               --         (5,074,155)        (5,074,155)
                                         -----------      -----------        -----------        -----------
Balance, January 31, 1998                      8,638        9,846,260        (12,410,385)        (2,555,487)

Issued 2,251,307 shares                        2,252        1,299,526                 --          1,301,778

Issued 5,586,150 shares for
     convertible notes                         5,586        3,129,504                 --          3,135,090

Issued 42,704 shares for
     interest on convertible notes                43           26,385                 --             26,428

Issued 1,226,815 shares for services           1,227          490,652                 --            491,879

Issued 250,000 shares for
     repurchase of distributorship               250          124,750                 --            125,000

Net loss for the year ended
     January 31, 1999                             --               --         (3,512,124)        (3,512,124)
                                         -----------      -----------        -----------        -----------
Balance, January 31, 1999
     (carried forward)                        17,996       14,917,077        (15,922,509)          (987,436)

(continued)

                        See notes to financial statements

                    TASTY FRIES, INC.
              (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2004

-------------------------------------------------------------------------------------------------------------
(continued)
                                                                               Deficit
                                                                             Accumulated        Stockholders'
                                                                               in the            Deficiency
                                           Common           Additional       Development           before
                                            Stock        Paid-in Capital        Stage           Receivables
                                            -----        ---------------        -----           -----------
Balance, January 31, 1999
     (as restated) (brought forward)          17,996        14,917,077       (15,922,509)          (987,436)

Issued 3,789,000 shares                        3,789         1,624,291                --          1,628,080

Issued 250,000 shares for
     litigation settlement                       250           124,750                --            125,000

Issued 6,184,405 shares for services           6,184         2,799,214                --          2,805,398

Issued 500,000 shares for
     repurchase of distributorship               500           249,500                --            250,000

Net loss for the year ended
     January 31, 2000                             --                --        (5,783,657)        (5,783,657)
                                         -----------       -----------       -----------        -----------
Balance, January 31, 2000                     28,719        19,714,832       (21,706,166)        (1,962,615)

Issued 3,660,000 shares                        3,660         1,228,140                --          1,231,800

Issued 3,155,000 shares for services           3,155         1,312,312                --          1,315,467

Issued 4,000,000 shares for
     repayment of note payable                 4,000         1,596,000                --          1,600,000

Issued 1,200,000 shares for
     payment of accrued expenses               1,200           548,800                --            550,000

Net loss for the year ended
     January 31, 2001                             --                --        (3,792,684)        (3,792,684)
                                         -----------       -----------       -----------        -----------
Balance, January 31, 2001                     40,734        24,400,084       (25,498,850)        (1,058,032)

Issued 6,200,000 shares                        6,200           835,800                --            842,000

Issued 747,500 shares for litigation
     settlement                                  747           113,928                --            114,675

Issued 10,010,247 shares for services         10,010         2,542,743                --          2,552,753

Issued 1,480,000 shares for
     repayment of note payable                 1,480           368,520                --            370,000

Net loss for the year ended
     January 31, 2002                             --                --        (3,832,948)        (3,832,948)
                                         -----------       -----------       -----------        -----------
Balance, January 31, 2002
     (carried forward)                        59,171        28,261,075       (29,331,798)        (1,011,552)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2004

------------------------------------------------------------------------------------------------------------------------------------
(continued)

                                                                             Deficit
                                                                           Accumulated   Stockholders'
                                                                             in the       Deficiency                       Total
                                               Common       Additional     Development      before     Subscriptions   Stockholders'
                                                Stock    Paid-in Capital     Stage       Receivables     Receivable      Deficiency
                                                -----    ---------------     -----       -----------     ----------      ----------
Balance, January 31, 2002
     (brought forward)                          59,171     28,261,075    (29,331,798)     (1,011,552)            --      (1,011,552)

Issued 14,650,003 shares in
     private placements                         14,650      3,032,035             --       3,046,685       (100,000)      2,946,685

Issued 3,694,516 shares for
     services                                    3,695        820,339             --         824,034             --         824,034

Issued 1,750,000 shares for
     repayment of notes payable                  1,750        244,066             --         245,816             --         245,816

Issued 1,194,720 shares for
     employee compensation                       1,195        216,513             --         217,708             --         217,708

Proceeds from issuance of
     stock warrants                                 --        210,000             --         210,000             --         210,000

Net loss for the year ended
     January 31, 2003                               --             --     (3,947,644)     (3,947,644)            --      (3,947,644)
                                          ------------   ------------   ------------    ------------   ------------    ------------
Balance, January 31, 2003                       80,461     32,784,028    (33,279,442)       (414,953)      (100,000)       (514,953)

Issued 4,122,237 shares for
     services                                    4,122        763,615             --         767,737             --         767,737

Issued 1,177,000 shares for
     employee compensation                       1,177        310,443             --         311,620             --         311,620

Issued 16,570,000 shares and 10,226,667
     warrants in private placements             16,570      2,826,087             --       2,842,657       (575,000)      2,267,657

Net loss for the year ended
     January 31, 2004                               --             --     (3,593,608)     (3,593,608)            --       3,593,608
                                          ------------   ------------   ------------    ------------   ------------    ------------
Balance, January 31, 2004                 $    102,330   $ 36,684,173   $(36,873,050)   $    (86,547)  $   (675,000)   $   (761,547)
                                          ============   ============   ============    ============   ============    ============

                        See notes to financial statements

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003
              AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2004


------------------------------------------------------------------------------------------------------------------------

                                                                             Cumulative        Years Ended January 31,
                                                                                Since       ----------------------------
                                                                              Inception          2004             2003
                                                                              ---------          ----             ----
Cash flows from operating activities
      Net loss                                                              $(36,873,050)   $ (3,593,608)   $ (3,947,644)
      Adjustments to reconcile net loss to net cash used in operating activities
               Depreciation and amortization                                     315,600           1,205           3,477
               Common stock issued for services and employee compensation     11,922,108         976,900         741,373
               Common stock issued for litigation settlement                     764,364              --              --
               Stock purchase discount                                         5,078,969       1,355,115       1,446,302
               Common stock issued for interest on notes payable               1,145,798          16,602              --
               Common stock issued for repurchase of distributorships            250,000              --              --
               Accrued interest on notes and convertible notes payable           438,594              --              --
               Gain from debt restructuring                                      (70,000)        (70,000)             --
               (Increase) decrease in assets
                   Prepaid expenses                                              (15,721)         (6,039)         14,916
                   Other assets                                                       --              --              --
               Increase (decrease) in liabilities
                   Accounts payable and accrued expenses                       1,642,789         179,326         213,697
                   Unearned revenue                                              320,000              --              --
                                                                            ------------    ------------    ------------
      Net cash used in operating activities                                  (15,080,549)     (1,140,499)     (1,527,879)
                                                                            ------------    ------------    ------------
Cash flows from investing activities
      Purchase of furniture and office equipment                                 (80,124)             --          (2,429)
      Loan costs                                                                (236,856)             --              --
                                                                            ------------    ------------    ------------
      Net cash used in investing activities                                     (316,980)             --          (2,429)
                                                                            ------------    ------------    ------------
Cash flows from financing activities
      Proceeds from convertible notes payable                                  2,600,000              --              --
      Issuance of common stock and warrants                                   12,092,174       1,015,000       2,117,001
      Costs of raising capital                                                  (318,700)             --              --
      Notes payable and shareholder loans payable, net                         1,025,148          69,983        (650,651)
                                                                            ------------    ------------    ------------
      Net cash provided by financing activities                               15,398,622       1,084,983       1,466,350
                                                                            ------------    ------------    ------------
(Decrease) increase in cash (carried forward)                                      1,093         (55,516)        (63,958)

(continued)

                        See notes to financial statements

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003
              AND OCTOBER 18, 1985 (INCEPTION) TO JANUARY 31, 2004

------------------------------------------------------------------------------------------------------------------------
(continued)

                                                                             Cumulative        Years Ended January 31,
                                                                                Since       ----------------------------
                                                                              Inception          2004             2003
                                                                              ---------          ----             ----
(Decrease) increase in cash (brought forward)                                      1,093         (55,516)        (63,958)

Cash, beginning of period                                                             --          56,609         120,567
                                                                            ------------    ------------    ------------
Cash, end of period                                                         $      1,093    $      1,093    $     56,609
                                                                            ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION

          Cash paid during the period for interest                          $    143,120    $         --    $     88,317
                                                                            ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
      FINANCING ACTIVITIES

          Issuance of common stock for services and employee compensation   $ 11,922,108    $    976,900    $    741,373
          Issuance of common stock for conversion of note payable              2,675,000              --              --
          Issuance of common stock for repurchase of distributorship             475,000              --              --
          Issuance of common stock for litigation settlement                     764,364              --              --
          Accrued interest on notes payable                                      421,992         (16,602)             --
          Issuance of common stock to pay accrued expenses                       550,000              --              --
          Issuance of common stock to pay notes payable                        1,483,566              --         201,566
          Acquisition of royalty rights                                       (1,500,000)             --              --
          Note payable, royalty rights                                           750,000        (750,000)             --
          Issuance of common stock for subscription receivable                   675,000         575,000         100,000
          Issuance of note payable to settle debt                                696,603         696,603

                        See notes to financial statements

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

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

        Reclassifications

        Certain reclassifications have been made to prior year amounts in order to conform to current presentations.

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

        Research, Machine and Product Development

        Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new


                                      (1)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Impairment of Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", an intangible asset, such as acquired royalty rights, with an indefinite useful life is not amortized. Instead, this intangible asset is tested for impairment annually or more frequently if events of changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the estimated fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess. The Company has found no impairment to the royalty rights intangible asset as of January 31, 2004 and 2003.

        Furniture and Office Equipment and Depreciation

        Furniture and office equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the furniture and equipment, ranging from 3 to 7 years. Depreciation expense for the years ended January 31, 2004 and 2003 amounted to $1,205 and $3,477, respectively.

        Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of balance sheet items for financial and income tax reporting. The Company determines the deferred tax asset generated by net operating loss carryforwards. All deferred tax assets are evaluated and a valuation allowance, if necessary, is established.


                                      (2)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Concentration of Credit Risk

        The Company occasionally maintains deposits in banks in excess of federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

        Loss per Share

        In March, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". The statement requires the Company to disclose both basic earnings per share and diluted earnings per share for annual and interim periods ending after December 15, 1997. Basic earnings per share is based on the weighted average number of common shares outstanding, while diluted earnings per share is based on the weighted average number of common shares and common share equivalents that would arise from the exercise of options and warrants or conversion of convertible securities. The Company incurred losses from operations in 2004 and 2003; therefore, basic and diluted earnings per share have been computed in the same manner since the exercise of warrants and the conversion of the convertible notes payable would be antidilutive. Had the company reported net income for the year ended January 31, 2004, 3,760,000 options would have been in the money for the purposes of the computation of diluted earnings per share.

        Recent Accounting Pronouncements

        Effective January 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." As permitted by SFAS No. 148, the Company accounts for stock-based compensation under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, under which the Company has recognized no compensation expense.

NOTE 2  VENDING MACHINES

        Vending machines are carried at the lower of market or net realizable value. Net realizable value is defined as estimated selling price of the machines less predictable costs of completion and disposal. Since the predictable cost of completion exceeds the estimated selling price the vending machines are stated at zero.

NOTE 3  SUBSCRIPTIONS RECEIVABLE

        As of January 31, 2004 and 2003, the Company had demand notes receivable resulting from the sale of common stock. These notes total $675,000 and $100,000, respectively and are non-interest bearing. The notes have been presented in the accompanying balance sheet as subscriptions receivable reducing stockholders' equity.


                                      (3)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE 4  UNEARNED REVENUE

        During the year ended January 31, 2000, the Company issued 500,000 shares of common stock to reacquire an existing distributorship valued at $41,000. The Company also received $100,000 as a deposit on the machines in production. As of January 31, 2004 and 2003, unearned amounts related to distribution rights were $210,000 and deposits on machines totaled $110,000.

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

        The Company entered into an Agreement with David J. Rights, in consideration for him paying off the balance of the Company's obligation to California Food and Vending, Inc. regarding their Potato Royalty Right, wherein the Company will pay Mr. Rights a royalty of Twenty Cents ($0.20) per pound of potato product sold for a term consisting of the greater of:

        1. Ten years, commencing when two hundred fifty (250) Tasty Fries vending machines are placed into commercial use; or

        2. Payment in full of the $696,603 plus accrued interest on the unpaid balance, calculated at nine (9%) percent per annum, compounded, commencing April 24, 2003.

NOTE 6  NOTES PAYABLE

        On April 24, 2003, the Company and California Food & Vending, Inc. ("CFV") entered into a letter agreement which modified the Agreement and reduced the remaining $750,000 owed, plus accrued interest of $16, 602, for a one time discounted payment of $696,603 on April 28, 2003. The Company satisfied the debt (see Note 5), and all of CFV's remaining rights under the Modified Judgement and Agreement were extinguished and satisfied in full.

        As of January 31, 2004, the following loans were outstanding:

               Officer, interest at 7.5%, without
                  established repayment terms                    $  30,332

               Stockholder, interest at 9%, (see Note 5)           696,603

               Stockholder, interest at 1%, term of 3 months       100,000
                                                                 ---------

                                                                 $ 826,935
                                                                 =========


                                      (4)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE 7  COMMITMENTS

        During the years ended January 31, 2004 and 2003, the Company incurred $73,598 and $51,745, respectively, in rent expense. The Company's current lease commitment for rental of office space is $5,583 per month until October 31, 2004. The Company's current lease commitment for warehouse space is $450 per month and operates on a month to month basis.

        The Company has committed to engage a consultant through May 31, 2006 at a $10,000 monthly fee payable in either cash or Tasty Fries stock along with additional equity compensation of 225,000 shares of stock over the term of the agreement.

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

        SilverLeaf amended its complaint to allege causes of action for breach of contract, infringement of exclusive license, fraud, tortious interference with prospective business advantage and breach of implied covenant of good faith and fair dealing. The Company


                                      (5)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE 8  LITIGATION (CONTINUED)

        moved to dismiss the Complaint. On December 5, 2002, Judge Bissell dismissed all claims against the Company, except for SilverLeaf's claims for breach of contract and tortious interference with prospective business advantage. As for these two remaining claims, on July 14, 2003, Judge Bissell stayed all proceedings in the case for ninety days to allow Silver Leaf to file a lawsuit to establish that Silver Leaf has the power and authority to prosecute its lawsuit against the Company. To that end, litigation between the members of Silver Leaf is pending in the Court of Chancery of the State of Delaware in and for New Castle County, styled: In re Silver Leaf L.L.C., a Delaware Limited Liability Company, C.A. No. 20611-N. One fifty percent member of Silver Leaf has requested judicial dissolution of Silver Leaf, which if granted, should preclude Silver Leaf from further prosecuting its case against the Company. The Company is not a party to those proceedings. Trial in that judicial dissolution proceeding is expected to begin in December 2004. Judge Bissell's stay of the lawsuit against the Company has been extended indefinitely.

        Tasty Fries, Inc. v. Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC and Leon Pirak: United States District Court for the District of New Jersey

        On October 18, 2002, the Company filed a lawsuit against Syndi Romanoff, SilverLeaf, LLC, Silver-Shadow Enterprises, LLC ("Silver Shadow") and Leon Pirak ("Pirak") for declaratory relief on whether the Company can legally issue a restricted stock certificate for 3,000,000 shares of the Company's stock (the "Restricted Stock") and a Warrant for 2,225,000 shares of the Company's stock exercisable at $1.00/share (the "Warrant") in the name of Silver Shadow or Pirak. The district court determined that Pirak is entitled to the stock and the warrants and the Company complied with the Court's ruling in issuing same, thereby concluding the action.

NOTE 9  STOCK OPTION PLAN

        Transactions in the Plan are as follows:

                                 Shares            Exercise       Avg. Exercise
                           Granted and Vested        Range       Price per Share
                           ------------------     ---------      ---------------

Balance, January 31, 2003      14,410,000        $0.10-$1.31         $0.51

Fiscal 2004 Activity

Options Granted                 3,010,000        $0.15-$0.22         $0.18
Options Expired                (1,430,000)       $0.10-$0.35         $0.23
Options Exercised                      --
                               ----------        -----------         -----
Balance, January 31, 2004      15,990,000        $0.15-$1.31         $0.47
                               ==========        ===========         =====

Stock Options expire at various dates through June 2010.


                                      (6)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE 9  STOCK OPTION PLAN (CONTINUED)

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date using the Black-Scholes value method as prescribed by SFAS 148, net income and diluted income per common share would have been reduced to the pro forma amounts as follows:

                                                    Year Ending January 31,
                                                 ------------------------------
                                                    2004               2003
                                                 -----------       -----------
        Net loss, as reported                    $(3,593,608)      $(3,947,644)
        Deduct:  Total stock-based employee
          compensation expense determined
          under fair value based method for
          all awards, net of tax effects             270,900           222,390
                                                 -----------       -----------
        Proforma net loss                        $(3,864,508)      $(4,170,034)
                                                 ===========       ===========
        Earnings per share:
            Basic - as reported                      (.04)            (.06)
            Basic - pro-forma                        (.04)            (.06)

            Diluted - as reported                    (.04)            (.06)
            Diluted - pro-forma                      (.04)            (.06)

        Significant assumptions used to calculate the fair value of the awards are as follows:

                                                       Year Ending January 31,
                                                       -----------------------
                                                          2004         2003
                                                       ---------    ----------
               Risk free interest rates of return           3.00%        5.00%
               Expected option life                    84 months    84 months
               Volatility                                   60.5%          50%
               Expected dividends                              --           --

NOTE 10 PREFERRED STOCK

        On July 29, 1991, the Board of Directors authorized 5,000,000 shares of preferred stock at a par value of $.001 per share. No shares of preferred stock have been issued.

NOTE 11 STOCK WARRANTS ISSUED AND OUTSTANDING

        As of January 31, 2004, the Company had 33,419,167 warrants to purchase common stock outstanding. The warrants are exercisable at share prices between $.50 and $3.00 and expire at various dates through December, 2010.


                                      (7)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE 12 INCOME TAXES

        The  Company  has  approximately   $21,900,000  in  net  operating  loss
        carryforwards, which can be used to offset future taxable income. The net operating loss carryforwards expire through 2023.

        The components of the Company's deferred tax assets as of January 31, 2004 and 2003 are as follows:

                                                   2004               2003
                                               ------------      ------------
        Net operating loss carryforwards       $ 8,800,000       $ 8,600,000
        Valuation allowance                     (8,800,000)       (8,600,000)
                                               ------------      ------------
        Deferred tax asset                     $        --       $        --
                                               ===========       ===========

        The valuation allowance increased by $200,000 and $1,200,000 in the years ended January 31, 2004 and 2003, respectively.

        There are no significant differences between taxes computed at the federal statutory rate and the provision for income taxes for the years ended January 31, 2004 and 2003.

NOTE 13 DIRECTORS' FEES

        The Company accrued Board of Directors' fees for the year ended January 31, 2004 in the amount of $50,000.

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

NOTE 15 RELATED PARTY TRANSACTIONS

        At January 31, 2004, the Company holds a $30,332 demand note payable to the chief executive officer as discussed in Note 6.


                                      (8)

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE 15 RELATED PARTY TRANSACTIONS (CONTINUED)

        For the years ended January 31, 2004 and 2003, the company incurred commission expense to individuals related to the chief executive officer in the aggregate amounts of $2,500 and $137,000, respectively.

NOTE 16 ADVERTISING EXPENSE

        The Company conducts nondirect response advertising and utilizes a website to market its product. These costs are expensed as incurred. Advertising costs for the years ended January 31, 2004 and 2003 were $10,280 and $58,223, respectively.



                                      (9)