Form 10QSB
period 2004-04-30
TASTY FRIES INC
filed 2004-06-14
CIK 791885

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     [X] QUARTERLY REPORT OF APRIL 30, 2004
                                       OR
                              [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2004
                         Commission File No. 33-4460-NY

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

                                 YES |X| NO |_|

   As of April 30, 2004: 104,170,623 shares of common stock were outstanding.

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

================================================================================

                                                                                                    April 30,           January 31,
        ASSETS                                                                                        2004                 2004
                                                                                                  ------------         ------------
                                                                                                   (Unaudited)
                                                                                                  ------------
Current assets
        Cash                                                                                      $      4,961         $      1,093
        Prepaid expenses                                                                                12,740               15,721
                                                                                                  ------------         ------------
        Total current assets                                                                            17,701               16,814

Furniture and office equipment, net of
        accumulated depreciation of $78,914, April 30, 2004
        and $78,744, January 31, 2004                                                                    1,210                1,380

Other assets
        Royalty rights                                                                               1,500,000            1,500,000
                                                                                                  ------------         ------------

Total Assets                                                                                      $  1,518,911         $  1,518,194
                                                                                                  ============         ============

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
        Accounts payable and accrued expenses                                                     $  1,158,320         $  1,132,806
        Current maturities of long-term debt                                                           242,402              211,875
                                                                                                  ------------         ------------

        Total current liabilities                                                                    1,400,722            1,344,681
                                                                                                  ------------         ------------

Long term liabilities
        Long-term debt, net of current maturities                                                      602,331              615,060
        Unearned revenue                                                                               320,000              320,000
                                                                                                  ------------         ------------

        Total long term liabilities                                                                    922,331              935,060
                                                                                                  ------------         ------------

Total Liabilities                                                                                    2,323,053            2,279,741
                                                                                                  ------------         ------------

Commitments and contingencies

Stockholders' deficiency
        Common stock, $.001 par value
               Authorized 150,000,000 shares; issued and outstanding
               104,170,623 shares, April 30, 2004; issued and outstanding
               102,330,228 shares, January 31, 2004                                                    104,171              102,330
        Additional paid-in capital                                                                  36,983,833           36,684,173
        Deficit accumulated in the development stage                                               (37,292,146)         (36,873,050)
                                                                                                  ------------         ------------
                                                                                                      (204,142)             (86,547)
        Less: Subscriptions receivable                                                                (600,000)            (675,000)
                                                                                                  ------------         ------------

        Total stockholders' deficiency                                                                (804,142)            (761,547)
                                                                                                  ------------         ------------

Total Liabilities and Stockholders' Deficiency                                                    $  1,518,911         $  1,518,194
                                                                                                  ============         ============

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
               AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2004

================================================================================

                                                                                               Three Months Ended April 30,
                                                                          Cumulative          ------------------------------
                                                                            Since
                                                                          Inception               2004              2003
                                                                        -------------         ------------       -----------
                                                                         (Unaudited)           (Unaudited)       (Unaudited)
                                                                        -------------         ------------       -----------
Revenues                                                                $       --            $      --          $     --
                                                                        -------------         ------------       -----------

Costs and expenses
        Research, machine and product development                           6,932,043               45,963           296,624
        Selling, general and administrative                                23,051,071              277,157           373,341
                                                                        -------------         ------------       -----------

        Total costs and expenses                                           29,983,114              323,120           669,965
                                                                        -------------         ------------       -----------

Loss before other income (expense)                                        (29,983,114)            (323,120)         (669,965)
                                                                        -------------         ------------       -----------

Other income (expense)
        Gain on debt restructuring                                             70,000                --               70,000
        Interest income                                                        21,274                --                --
        Forfeited distributor deposits                                         15,000                --                --
        Stock purchase discount                                            (5,137,969)             (59,000)         (165,000)
        Interest expense                                                   (2,277,337)             (36,976)          (22,454)
                                                                        -------------         ------------       -----------

        Total other income (expense)                                       (7,309,032)             (95,976)         (117,454)
                                                                        -------------         ------------       -----------

Net loss                                                                $ (37,292,146)        $   (419,096)      $  (787,419)
                                                                        =============         ============       ===========

Net loss per share of common stock-basic and diluted                                                ($0.00)           ($0.01)
                                                                                              ============       ===========

Weighted average shares outstanding-basic and diluted                                          103,552,092        83,711,097
                                                                                              ============       ===========

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2004

================================================================================


                                                                                         Deficit Accumulated          Stockholders'
                                                     Common           Additional          in the Development       Deficiency before
                                                      Stock         Paid-in Capital             Stage                 Receivables
                                                    ---------       ---------------       ------------------       -----------------
Balance, February 1, 1991                           $ 157,307         $  (156,307)          $      --                 $     1,000

Issued 1,114,679 shares for note
      conversion                                       11,147             113,853                  --                     125,000

Net loss for the year ended
      January 31, 1992                                   --                  --                (198,425)                 (198,425)
                                                    ---------         -----------           -----------               -----------

Balance, January 31, 1992                             168,454             (42,454)             (198,425)                  (72,425)

Issued 4,275,000 shares                                42,750             457,250                  --                     500,000

Issued 150,000 shares for services                      1,500              36,000                  --                      37,500

Net loss for the year ended
      January 31, 1993                                   --                  --                (773,304)                 (773,304)
                                                    ---------         -----------           -----------               -----------

Balance, January 31, 1993                             212,704             450,796              (971,729)                 (308,229)

Issued 7,600,000 shares                                76,000             464,000                  --                     540,000

Issued 220,000 shares for services                      2,200                --                    --                       2,200

Redeemed 3,145,000 shares                             (31,450)             31,450                  --                        --

Net loss for the year ended
      January 31, 1994                                   --                  --                (658,820)                 (658,820)
                                                    ---------         -----------           -----------               -----------

Balance, January 31, 1994                             259,454             946,246            (1,630,549)                 (424,849)

Issued 3,129,999 shares                                31,300             547,950                  --                     579,250

Issued 2,151,622 shares for services                   21,516             121,294                  --                     142,810

Issued 1,000,000 shares for litigation
       settlement                                      10,000             460,000                  --                     470,000

Net loss for the year ended
      January 31, 1995                                   --                  --              (2,148,933)               (2,148,933)
                                                    ---------         -----------           -----------               -----------

Balance, January 31, 1995
      (carried forward)                               322,270           2,075,490            (3,779,482)               (1,381,722)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2004

================================================================================

(continued)

                                                                                         Deficit Accumulated          Stockholders'
                                                     Common           Additional          in the Development       Deficiency before
                                                      Stock         Paid-in Capital             Stage                 Receivables
                                                    ---------       ---------------       ------------------       -----------------
Balance, January 31, 1995
      (brought forward)                               322,270          2,075,490            (3,779,482)               (1,381,722)

Issued 21,815,000 shares                              218,150          1,054,350                  --                   1,272,500

Issued 6,733,502 shares for services                   67,335            381,880                  --                     449,215

Issued 625,000 shares for loan
      conversion                                        6,250             43,750                  --                      50,000

Issued 1,000,000 shares for
      repurchase of distributorship                    10,000             90,000                  --                     100,000

Reverse stock split                                  (620,885)           620,885                  --                        --

Net loss for the year ended
      January 31, 1996                                   --                 --              (1,384,488)               (1,384,488)
                                                     --------          ---------            ----------                ----------

Balance, January 31, 1996                               3,120          4,266,355            (5,163,970)                 (894,495)

Issued 1,455,000 shares                                 1,455          1,506,045                  --                   1,507,500

Issued 125,000 shares for services                        125            324,875                  --                     325,000

Net loss for the year ended
      January 31, 1997                                   --                 --              (2,172,260)               (2,172,260)
                                                     --------          ---------            ----------                ----------

Balance, January 31, 1997
      (carried forward)                                 4,700          6,097,275            (7,336,230)               (1,234,255)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2004

================================================================================

(continued)

                                                                                         Deficit Accumulated          Stockholders'
                                                     Common           Additional          in the Development       Deficiency before
                                                      Stock         Paid-in Capital             Stage                 Receivables
                                                    ---------       ---------------       ------------------       -----------------
Balance, January 31, 1997
      (brought forward)                              4,700             6,097,275            (7,336,230)               (1,234,255)

Issued 1,500,000 shares for
      non-recurring compensation                     1,500             1,029,750                  --                   1,031,250

Issued 167,083 shares                                  167                80,650                  --                      80,817

Issued 955,000 shares for services                     955             1,317,545                  --                   1,318,500

Issued 43,750 shares for
      litigation settlement                             44                54,644                  --                      54,688

Issued 700,000 shares for
      convertible notes                                700               566,979                  --                     567,679

Issued 452,772 shares for
      repayment of notes payable                       452               523,587                  --                     524,039

Issued 120,000 shares for
      repayment of notes payable,
      officer/director                                 120               175,830                  --                     175,950

Net loss for the year ended
      January 31, 1998                                --                    --              (5,074,155)               (5,074,155)
                                                    ------            ----------           -----------                ----------

Balance, January 31, 1998                            8,638             9,846,260           (12,410,385)               (2,555,487)

Issued 2,251,307 shares                              2,252             1,299,526                  --                   1,301,778

Issued 5,586,150 shares for
      convertible notes                              5,586             3,129,504                  --                   3,135,090

Issued 42,704 shares for
      interest on convertible notes                     43                26,385                  --                      26,428

Issued 1,226,815 shares for services                 1,227               490,652                  --                     491,879

Issued 250,000 shares for
      repurchase of distributorship                    250               124,750                  --                     125,000

Net loss for the year ended
      January 31, 1999                                --                    --              (3,512,124)               (3,512,124)
                                                    ------            ----------           -----------                ----------

Balance, January 31, 1999
      (carried forward)                             17,996            14,917,077           (15,922,509)                 (987,436)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2004

================================================================================

(continued)

                                                                                         Deficit Accumulated          Stockholders'
                                                     Common           Additional          in the Development       Deficiency before
                                                      Stock         Paid-in Capital             Stage                 Receivables
                                                    ---------       ---------------       ------------------       -----------------
Balance, January 31, 1999
      (as restated) (brought forward)               17,996             14,917,077           (15,922,509)                (987,436)

Issued 3,789,000 shares                              3,789              1,624,291                  --                  1,628,080

Issued 250,000 shares for
      litigation settlement                            250                124,750                  --                    125,000

Issued 6,184,405 shares for services                 6,184              2,799,214                  --                  2,805,398

Issued 500,000 shares for
      repurchase of distributorship                    500                249,500                  --                    250,000

Net loss for the year ended
      January 31, 2000                                --                     --              (5,783,657)              (5,783,657)
                                                    ------             ----------           -----------               ----------

Balance, January 31, 2000                           28,719             19,714,832           (21,706,166)              (1,962,615)

Issued 3,660,000 shares                              3,660              1,228,140                  --                  1,231,800

Issued 3,155,000 shares for services                 3,155              1,312,312                  --                  1,315,467

Issued 4,000,000 shares for
      repayment of note payable                      4,000              1,596,000                  --                  1,600,000

Issued 1,200,000 shares for
      payment of accrued expenses                    1,200                548,800                  --                    550,000

Net loss for the year ended
      January 31, 2001                                --                     --              (3,792,684)              (3,792,684)
                                                    ------             ----------           -----------               ----------

Balance, January 31, 2001                           40,734             24,400,084           (25,498,850)              (1,058,032)

Issued 6,200,000 shares                              6,200                835,800                  --                    842,000

Issued 747,500 shares for litigation
      settlement                                       747                113,928                  --                    114,675

Issued 10,010,247 shares for services               10,010              2,542,743                  --                  2,552,753

Issued 1,480,000 shares for
      repayment of note payable                      1,480                368,520                  --                    370,000

Net loss for the year ended
      January 31, 2002                                --                     --              (3,832,948)              (3,832,948)
                                                    ------             ----------           -----------               ----------

Balance, January 31, 2002
      (carried forward)                             59,171             28,261,075           (29,331,798)              (1,011,552)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2004

================================================================================

(continued)

                                                                              Deficit Accumulated       Stockholders'
                                         Common              Additional        in the Development     Deficiency before
                                          Stock            Paid-in Capital           Stage              Receivables
                                       -----------         ---------------    -------------------     -----------------
Balance, January 31, 2002
      (brought forward)                     59,171            28,261,075           (29,331,798)          (1,011,552)

Issued 14,650,003 shares in
      private placements                    14,650             3,032,035                    --            3,046,685

Issued 3,694,516 shares for
      services                               3,695               820,339                    --              824,034

Issued 1,750,000 shares for
      repayment of notes payable             1,750               244,066                    --              245,816

Issued 1,194,720 shares for
      employee compensation                  1,195               216,513                    --              217,708

Proceeds from issuance of
      stock warrants                            --               210,000                    --              210,000

Net loss for the year ended
      January 31, 2003                          --                    --            (3,947,644)          (3,947,644)
                                       -----------          ------------          ------------          -----------

Balance, January 31, 2003                   80,461            32,784,028           (33,279,442)            (414,953)

Issued 4,122,237 shares for
      services                               4,122               763,615                                    767,737

Issued 1,177,000 shares for
      employee compensation                  1,177               310,443                                    311,620

Issued 16,570,000 shares and
      10,226,667 warrants in private
      placements                            16,570             2,826,087                                  2,842,657

Net loss for the year ended
      January 31, 2004                                                              (3,593,608)          (3,593,608)
                                       -----------          ------------          ------------          -----------

Balance, January 31, 2004              $   102,330          $ 36,684,173          $(36,873,050)         $   (86,547)
                                       ===========          ============          ============          ===========

Issued 140,395 shares for
      services (unaudited)                     140                19,860                                     20,000

Issued 650,000 shares for
      employee compensation
      (unaudited)                              650               116,850                                    117,500

Issued 1,050,000 shares and
      3,650,000 warrants in private
      placements (unaudited)                 1,051               162,950                                    164,001

Net loss for the quarter ended
      April 30, 2004 (unaudited)                                                      (419,096)            (419,096)
                                       -----------          ------------          ------------          -----------

Balance, April 30, 2004 (unaudited)    $   104,171          $ 36,983,833          $(37,292,146)         $  (204,142)
                                       ===========          ============          ============          ===========

                                                                 Total
                                         Subscriptions        Stockholders'
                                           Receivable          Deficiency
                                         -------------        -------------
Balance, January 31, 2002
      (brought forward)                            --           (1,011,552)

Issued 14,650,003 shares in
      private placements                     (100,000)           2,946,685

Issued 3,694,516 shares for
      services                                     --              824,034

Issued 1,750,000 shares for
      repayment of notes payable                   --              245,816

Issued 1,194,720 shares for
      employee compensation                        --              217,708

Proceeds from issuance of
      stock warrants                               --              210,000

Net loss for the year ended
      January 31, 2003                             --           (3,947,644)
                                          -----------          -----------

Balance, January 31, 2003                    (100,000)            (514,953)

Issued 4,122,237 shares for
      services                                     --              767,737

Issued 1,177,000 shares for
      employee compensation                        --              311,620

Issued 16,570,000 shares and
      10,226,667 warrants in private
      placements                             (575,000)           2,267,657

Net loss for the year ended
      January 31, 2004                             --           (3,593,608)
                                          -----------          -----------

Balance, January 31, 2004                 $  (675,000)         $  (761,547)
                                          ===========          ===========

Issued 140,395 shares for
      services (unaudited)                                          20,000

Issued 650,000 shares for
      employee compensation
      (unaudited)                                                  117,500

Issued 1,050,000 shares and
      3,650,000 warrants in private
      placements (unaudited)                   75,000              239,001

Net loss for the quarter ended
      April 30, 2004 (unaudited)                   --             (419,096)
                                          -----------          -----------

Balance, April 30, 2004 (unaudited)       $  (600,000)         $  (804,142)
                                          ===========          ===========

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
               AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2004

================================================================================

                                                                                                      Three Months Ended April 30,
                                                                                    Cumulative        ----------------------------
                                                                                      Since
                                                                                    Inception             2004            2003
                                                                                   ------------       -----------      -----------
                                                                                    (Unaudited)       (Unaudited)      (Unaudited)
                                                                                   ------------       -----------      -----------
Cash flows from operating activities
       Net loss                                                                    $(37,292,146)       $(419,096)       $(787,419)
       Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                         315,770              170              302
                  Common stock issued for services and employee compensation         12,059,608          137,500          257,000
                  Common stock issued for litigation settlement                         764,364             --               --
                  Stock purchase discount                                             5,137,969           59,000          165,000
                  Common stock issued for interest on notes payable                   1,145,798             --             16,602
                  Common stock issued for repurchase of distributorships                250,000             --               --
                  Accrued interest on notes and convertible notes payable               438,594             --               --
                  Gain from debt restructuring                                          (70,000)            --            (70,000)
                  (Increase) decrease in assets
                       Prepaid expenses                                                 (12,740)           2,981            3,729
                       Other assets                                                          --             --               --
                  Increase (decrease) in liabilities
                       Accounts payable and accrued expenses                          1,668,303           25,514          172,313
                       Unearned revenue                                                 320,000             --               --
                                                                                   ------------        ---------        ---------
       Net cash used in operating activities                                        (15,274,480)        (193,931)        (242,473)
                                                                                   ------------        ---------        ---------
Cash flows from investing activities
       Purchase of furniture and office equipment                                       (80,124)            --               --
       Loan costs                                                                      (236,856)            --               --
                                                                                   ------------        ---------        ---------
       Net cash used in investing activities                                           (316,980)            --               --
                                                                                   ------------        ---------        ---------
Cash flows from financing activities
       Proceeds from convertible notes payable                                        2,600,000             --               --
       Issuance of common stock and warrants                                         12,272,174          180,000          230,000
       Costs of raising capital                                                        (318,700)            --               --
       Notes payable and shareholder loans payable, net                               1,042,947           17,799             --
                                                                                   ------------        ---------        ---------
       Net cash provided by financing activities                                     15,596,421          197,799          230,000
                                                                                   ------------        ---------        ---------
(Decrease) increase in cash (carried forward)                                             4,961            3,868          (12,473)

(continued)

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
               AND OCTOBER 18, 1985 (INCEPTION) TO APRIL 30, 2004

================================================================================

(continued)

                                                                                               Three Months Ended April 30,
                                                                              Cumulative       ----------------------------
                                                                                Since
                                                                              Inception           2004             2003
                                                                             ------------      ------------     -----------
                                                                              (Unaudited)      (Unaudited)      (Unaudited)
                                                                             ------------      ------------     -----------
(Decrease) increase in cash (brought forward)                                       4,961             3,868        (12,473)

Cash, beginning of period                                                            --               1,093         56,609
                                                                             ------------      ------------      ---------

Cash, end of period                                                          $      4,961      $      4,961      $  44,136
                                                                             ============      ============      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

            Cash paid during the period for interest                         $    143,120      $       --        $    --
                                                                             ============      ============      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
       FINANCING ACTIVITIES

            Issuance of common stock for services and employee compensation  $ 12,059,608         $ 137,500      $ 257,000
            Issuance of common stock for conversion of note payable             2,675,000              --             --
            Issuance of common stock for repurchase of distributorship            475,000              --             --
            Issuance of common stock for litigation settlement                    764,364              --             --
            Accrued interest on notes payable                                     421,992              --          (16,602)
            Issuance of common stock to pay accrued expenses                      550,000              --             --
            Issuance of common stock to pay notes payable                       1,483,566              --             --
            Acquisition of royalty rights                                      (1,500,000)             --             --
            Note payable, royalty rights                                          750,000              --         (750,000)
            Issuance of common stock for subscription receivable                  675,000              --             --
            Issuance of note payable to settle debt                               696,603              --          696,603

                        See notes to financial statements

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 2004.

NOTE 2 DESCRIPTION OF BUSINESS

      The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to April 30, 2004 totaling $6,932,043.

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

The Company has received a purchase order for 5,000 vending machines. The Company is presently assembling a quantity of 250 french fry vending machines at Lintelle Engineering, Inc. located in Scotts Valley, California. The Company expects to have these units available and installed at various locations by October 2004. Current design efforts are being directed toward the counter top model.

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

NOTE 4 STOCK OPTIONS AND WARRANTS ISSUED AND OUTSTANDING

      As of April 30, 2004, the Company had 12,490,000 options and 32,469,167 warrants to purchase common stock outstanding. The options are exercisable at prices between $.15 and $1.31. The warrants are exercisable at share prices between $.50 and $3.00 and expire at various dates through December 2010.

ITEM 2. PLAN OF OPERATION

General

The Company is a development-stage company having not yet completed the final exercise of manufacturing, marketing and selling its sole product, a vending machine, which will cook and dispense French fries (the "Machine"). The Company has tested the Machine both internally and on various beta locations since December of 1995. During the period ended April 30, 2004, the Company entered into the production stage of its lifecycle. In May 2004, the Company entered into a manufacturing contract with Lintelle Engineering, Inc., located in Scotts Valley, California, to commence the production run of the Machines.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At April 30, 2004 the Company had approximately $4,961 in cash.

Financing for the initial 250 machines is secured by a Letter of Credit issued in favor of Lintelle Engineering, our contract manufacturer. The Company will need to secure funds or additional Letter's of Credit to enter into the second 250 machine production run. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand its marketing efforts over the next 12 months. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      SilverLeaf, LLC v. Tasty Fries, Inc.: United States District Court for the District of New Jersey

      On February 1, 2002 the Company entered into a Master Sales and Marketing Agreement with SilverLeaf LLC. The Agreement granted SilverLeaf the exclusive distribution rights for the sale and marketing of the Tasty Fries vending machine excluding certain existing territories. The Agreement was subsequently cancelled by the Company. In May 2002, SilverLeaf LLC ("SilverLeaf") sued the Company in New Jersey State Court requesting an injunction preventing the termination of the February 1, 2002 Master Sales and Marketing Agreement (" Agreement"). Without the Company's knowledge, the State Court Judge entered an "Order to Show Cause With Temporary Restraints" (the "OSC"), which purported to prevent the Company from terminating the Agreement until a hearing on SilverLeaf's motion for Preliminary Injunction. The Company removed the case to the United States District Court for the District of New Jersey, and the case was assigned to the Chief Judge, the Honorable John W. Bissell. Judge Bissell denied SilverLeaf"s Motion for a Preliminary Injunction and dissolved the OSC. Judge Bissell found that SilverLeaf would not be irreparably injured if the Company terminated the Agreement. Judge Bissell's ruling allowed the Company's termination of the Agreement to stand. SilverLeaf thereafter filed an emergency appeal to the United States Third Circuit District Court of Appeal (the "Third Circuit"). On October 20, 2002, the Third Circuit unanimously affirmed Judge Bissell's Order denying SilverLeaf's application for a preliminary injunction, finding no abuse of discretion in Judge Bissell's conclusion that "SilverLeaf failed to demonstrate a reasonable probability of success on the merits." The case was remanded to Judge Bissell. SilverLeaf amended its complaint to allege causes of action for breach of contract, infringement of exclusive license, fraud, tortious interference with prospective business advantage and breach of implied covenant of good faith and fair dealing. The Company moved to dismiss the Complaint. On December 5, 2002, Judge Bissell dismissed all claims against the Company, except for SilverLeaf's claims for breach of contract and tortious interference with prospective business advantage. The Company moved for Summary Judgment as to the two remaining claims seeking dismissal of the lawsuit and/or a judgment in its favor on the basis that SilverLeaf did not have the the authority to bring the lawsuit. Judge Bissell stayed the lawsuit on July 14, 2003 for ninety days, ordering that the Court be advised by October 1, 2003 as to "the status of any events in any forum to resolve the question of the corporate authority of SilverLeaf to maintain the present action." Litigation is currently pending between the principals of SilverLeaf in Delaware to determine whether SilverLeaf is authorized to proceed with the claim or if SilverLeaf should be dissolved. The Company believes that the SilverLeaf action has no merit and will continue to vigorously defend the case if it is not otherwise dismissed.

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

Date: June 15, 2004