Form 10QSB
period 2004-07-31
TASTY FRIES INC
filed 2004-09-20
CIK 791885

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

                        For the Quarter Ended July, 2004
                         Commission File No. 33-4460-NY

                                   ----------

                                TASTY FRIES, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

         Nevada                                                     65-0259052
State or other jurisdiction                   (I.R.S. EmployerIdentificationNo.)
incorporation or organization

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

                             YES X      NO ___

      As of July 31, 2004: 115,015,733 shares of common stock were outstanding.

                               TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                    July 31,        January 31,
  ASSETS                                              2004             2004
                                                  ------------     ------------
                                                   (Unaudited)      (Unaudited)
                                                  ------------     ------------
Current assets
  Cash                                            $     37,276     $      1,093
  Prepaid expenses                                      34,555           15,721
                                                  ------------     ------------

  Total current assets                                  71,831           16,814

Furniture and office equipment,
  net of accumulated depreciation
  of $79,084, July 31, 2004
  and $78,744, January 31, 2004                          1,040            1,380

Other assets
  Royalty rights                                     1,500,000        1,500,000
                                                  ------------     ------------

Total Assets                                      $  1,572,871     $  1,518,194
                                                  ============     ============

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued
    expenses                                      $  1,165,690     $  1,132,806
  Current maturities of
    long-term debt                                     255,420          211,875
                                                  ------------     ------------

  Total current liabilities                          1,421,110        1,344,681
                                                  ------------     ------------

Long term liabilities
  Long-term debt, net of
    current maturities                                 589,313          615,060
  Unearned revenue                                     320,000          320,000
                                                  ------------     ------------

  Total long term liabilities                          909,313          935,060
                                                  ------------     ------------

Total Liabilities                                    2,330,423        2,279,741
                                                  ------------     ------------

Commitments and contingencies

Stockholders' deficiency
  Common stock, $.001 par value
    Authorized 150,000,000 shares;
    issued and outstanding
    115,015,733 shares, July
    31, 2004; issued and
    outstanding 102,330,228
    shares, January 31, 2004

                                                       115,016          102,330
  Additional paid-in capital                        39,068,994       36,684,173
  Deficit accumulated in the
    development stage                              (39,341,562)     (36,873,050)
                                                  ------------     ------------
                                                      (157,552)         (86,547)
  Less: Subscriptions receivable                      (600,000)        (675,000)
                                                  ------------     ------------

  Total stockholders' deficiency                      (757,552)        (761,547)
                                                  ------------     ------------

Total Liabilities and Stockholders'
  Deficiency                                      $  1,572,871     $  1,518,194
                                                  ============     ============

                            See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2004 AND 2003
               AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2004

--------------------------------------------------------------------------------

                                                                   Six Months Ended July 31,          Three Months Ended July 31,
                                               Cumulative       -------------------------------     -------------------------------
                                                  Since
                                                Inception           2004              2003              2004              2003
                                              -------------     -------------     -------------     -------------     -------------
                                               (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                              -------------     -------------     -------------     -------------     -------------
Revenues                                                 --     $          --     $          --     $          --     $          --
                                              -------------     -------------     -------------     -------------     -------------

Costs and expenses
  Research, machine and
    product development                           7,363,104           477,024           622,092           431,061           325,468
  Selling, general and
    administrative                               24,220,569         1,446,655           685,681         1,169,498           312,340
                                              -------------     -------------     -------------     -------------     -------------

  Total costs and expenses                       31,583,673         1,923,679         1,307,773         1,600,559           637,808
                                              -------------     -------------     -------------     -------------     -------------

Loss before other income
  (expense)                                     (31,583,673)       (1,923,679)       (1,307,773)       (1,600,559)         (637,808)
                                              -------------     -------------     -------------     -------------     -------------

Other income (expense)
  Gain on debt restructuring                         70,000                --            70,000                --                --
  Interest income                                    21,274                --                --                --                --
  Forfeited distributor deposits                     15,000                --                --                --                --
  Stock purchase discount                        (5,562,010)         (483,041)         (989,365)         (424,041)         (824,365)
  Interest expense                               (2,302,152)          (61,791)          (44,096)          (24,815)          (21,642)
                                              -------------     -------------     -------------     -------------     -------------

  Total other income (expense)                   (7,757,888)         (544,832)         (963,461)         (448,856)         (846,007)
                                              -------------     -------------     -------------     -------------     -------------

Net loss                                        (39,341,561)    $  (2,468,511)    $  (2,271,234)    $  (2,049,415)    $  (1,483,815)
                                              =============     =============     =============     =============     =============

Net loss per share of common
  stock-basic and diluted                                       $       (0.02)    $       (0.03)    $       (0.02)    $       (0.02)
                                                                =============     =============     =============     =============

Weighted average shares
  outstanding-basic and diluted                                   108,719,817        86,232,249       111,572,639        87,053,983
                                                                =============     =============     =============     =============

                            See accountants' report

                               TASTY FRIES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2004 AND 2003
                AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2004

--------------------------------------------------------------------------------

                                                                   Six Months Ended July 31,          Three Months Ended July 31,
                                               Cumulative       -------------------------------     -------------------------------
                                                  Since
                                                Inception           2004              2003              2004              2003
                                              -------------     -------------     -------------     -------------     -------------
                                               (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                              -------------     -------------     -------------     -------------     -------------
Cash flows from operating
  activities
  Net loss                                    $ (39,341,562)    $  (2,468,511)    $  (2,271,234)    $  (2,049,415)    $  (1,483,815)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities
     Depreciation and
       amortization                                 315,940               340               602               170               300
     Common stock issued for
       services and employee
       compensation                              13,068,573         1,146,465           607,500         1,008,965           350,500
     Stock warrants issued for
       services                                     380,000           380,000           380,000
     Common stock issued for
       litigation settlement                        764,364                --                --                --                --
     Stock purchase discount                      5,562,010           483,041           989,365           424,041           824,365
     Common stock issued for
       interest on notes payable                  1,145,798                --            16,602                --                --
     Common stock issued for
       repurchase of
       distributorships                             250,000                --                --                --                --
     Accrued interest on notes
       and convertible notes
       payable                                      438,594                --                --                --                --
     Gain from debt restructuring                   (70,000)               --           (70,000)               --                --
     (Increase) decrease in
       assets
       Prepaid expenses                             (34,555)          (18,834)          (13,734)          (21,815)          (17,463)
       Other assets                                      --                --                --                --                --
     Increase (decrease) in
       liabilities
       Accounts payable and
         accrued expenses                         1,675,673            32,884            67,120             7,369          (105,193)
       Unearned revenue                             320,000                --                --                --                --
                                              -------------     -------------     -------------     -------------     -------------

  Net cash used in operating
    activities                                  (15,525,165)         (444,615)         (673,779)         (250,685)         (431,306)
                                              -------------     -------------     -------------     -------------     -------------

Cash flows from investing
  activities
  Purchase of furniture and
    office equipment                                (80,124)               --                --                --                --
  Loan costs                                       (236,856)               --                --                --                --
                                              -------------     -------------     -------------     -------------     -------------

  Net cash used in investing
    activities                                     (316,980)               --                --                --                --
                                              -------------     -------------     -------------     -------------     -------------

Cash flows from financing
  activities
  Proceeds from convertible
    notes payable                                 2,600,000                --                --                --                --
  Issuance of common stock
    and warrants                                 12,555,174           463,000           748,000           283,000           518,000
  Costs of raising capital                         (318,700)               --                --                --                --
  Notes payable and shareholder
    loans payable, net                            1,042,946            17,798           (20,000)               --           (20,000)
                                              -------------     -------------     -------------     -------------     -------------

  Net cash provided by
    financing activities                         15,879,420           480,798           728,000           283,000           498,000
                                              -------------     -------------     -------------     -------------     -------------

(Decrease) increase in cash
  (carried forward)                                  37,275            36,183            54,221            32,315            66,694

(continued)

                            See accountants' report

                               TASTY FRIES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX AND THREE MONTHS ENDED JULY 31, 2004 AND 2003
                AND OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2004

--------------------------------------------------------------------------------

(continued)
                                                                   Six Months Ended July 31,          Three Months Ended July 31,
                                               Cumulative       -------------------------------     -------------------------------
                                                  Since
                                                Inception           2004              2003              2004              2003
                                              -------------     -------------     -------------     -------------     -------------
                                               (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                              -------------     -------------     -------------     -------------     -------------
(Decrease) increase in cash
  (brought forward)                                  37,275            36,183            54,221            32,315            66,694

Cash, beginning of period                                --             1,093            56,609             4,961            44,136
                                              -------------     -------------     -------------     -------------     -------------

Cash, end of period                           $      37,275     $      37,276     $     110,830     $      37,276     $     110,830
                                              =============     =============     =============     =============     =============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

    Cash paid during the period
      for interest                            $     143,120     $          --     $          --     $          --     $          --
                                              =============     =============     =============     =============     =============

SUPPLEMENTAL DISCLOSURE OF
  NONCASH FINANCING ACTIVITIES

    Issuance of common stock for
      services and employee
      compensation                            $  13,068,573     $   1,146,465     $     607,500     $   1,008,965     $     350,500
    Issuance of stock warrants
      for services                                  380,000           380,000           380,000
    Issuance of common stock for
      conversion of note payable                  2,675,000                --                --                --                --
    Issuance of common stock for
      repurchase of distributorship                 475,000                --                --                --                --
    Issuance of common stock for
      litigation settlement                         764,364                --                --                --                --
    Accrued interest on notes
      payable                                       421,992                --           (16,602)               --                --
    Issuance of common stock to
      pay accrued expenses                          550,000                --                --                --                --
    Issuance of common stock to
      pay notes payable                           1,483,566                --                --                --                --
    Acquisition of royalty rights                (1,500,000)               --                --                --                --
    Note payable, royalty rights                    750,000                --          (750,000)               --                --
    Issuance of common stock for
      subscription receivable                       675,000                --           175,000                --           175,000
    Issuance of note payable to
      settle debt                                   696,603                --           696,603                --                --

                            See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2004

--------------------------------------------------------------------------------

                                                                                                    Deficit            Stockholders'
                                                                                                Accumulated in          Deficiency
                                                        Common               Additional         the Development            before
                                                         Stock            Paid-in Capital            Stage              Receivables
                                                      -----------         ---------------       ---------------        -------------
Balance, February 1, 1991                             $   157,307           $  (156,307)          $        --           $     1,000

Issued 1,114,679 shares
  for note conversion                                      11,147               113,853                    --               125,000

Net loss for the year ended
  January 31, 1992                                             --                    --              (198,425)             (198,425)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 1992                                 168,454               (42,454)             (198,425)              (72,425)

Issued 4,275,000 shares                                    42,750               457,250                    --               500,000

Issued 150,000 shares for
  services                                                  1,500                36,000                    --                37,500

Net loss for the year ended
  January 31, 1993                                             --                    --              (773,304)             (773,304)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 1993                                 212,704               450,796              (971,729)             (308,229)

Issued 7,600,000 shares                                    76,000               464,000                    --               540,000

Issued 220,000 shares for
  services                                                  2,200                    --                    --                 2,200

Redeemed 3,145,000 shares                                 (31,450)               31,450                    --                    --

Net loss for the year ended
  January 31, 1994                                             --                    --              (658,820)             (658,820)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 1994                                 259,454               946,246            (1,630,549)             (424,849)

Issued 3,129,999 shares                                    31,300               547,950                    --               579,250

Issued 2,151,622 shares for
  services                                                 21,516               121,294                    --               142,810

Issued 1,000,000 shares for
  litigation settlement                                    10,000               460,000                    --               470,000

Net loss for the year ended
  January 31, 1995                                             --                    --            (2,148,933)           (2,148,933)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 1995
  (carried forward)                                       322,270             2,075,490            (3,779,482)           (1,381,722)

(continued)

                             See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2004

--------------------------------------------------------------------------------

(continued)
                                                                                                    Deficit            Stockholders'
                                                                                                Accumulated in          Deficiency
                                                        Common               Additional         the Development            before
                                                         Stock            Paid-in Capital            Stage              Receivables
                                                      -----------         ---------------       ---------------        -------------
Balance, January 31, 1995
  (brought forward)                                       322,270             2,075,490            (3,779,482)           (1,381,722)

Issued 21,815,000 shares                                  218,150             1,054,350                    --             1,272,500

Issued 6,733,502 shares for
  services                                                 67,335               381,880                    --               449,215

Issued 625,000 shares for loan
  conversion                                                6,250                43,750                    --                50,000

Issued 1,000,000 shares for
  repurchase of distributorship                            10,000                90,000                    --               100,000

Reverse stock split                                      (620,885)              620,885                    --                    --

Net loss for the year ended
  January 31, 1996                                             --                    --            (1,384,488)           (1,384,488)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 1996                                   3,120             4,266,355            (5,163,970)             (894,495)

Issued 1,455,000 shares                                     1,455             1,506,045                    --             1,507,500

Issued 125,000 shares for
  services                                                    125               324,875                    --               325,000

Net loss for the year ended
  January 31, 1997                                             --                    --            (2,172,260)           (2,172,260)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 1997
  (carried forward)                                         4,700             6,097,275            (7,336,230)           (1,234,255)

(continued)

                             See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2004

--------------------------------------------------------------------------------

(continued)
                                                                                                    Deficit            Stockholders'
                                                                                                Accumulated in          Deficiency
                                                        Common               Additional         the Development            before
                                                         Stock            Paid-in Capital            Stage              Receivables
                                                      -----------         ---------------       ---------------        -------------
Balance, January 31, 1997
  (brought forward)                                         4,700             6,097,275            (7,336,230)           (1,234,255)

Issued 1,500,000 shares for
  non-recurring compensation                                1,500             1,029,750                    --             1,031,250

Issued 167,083 shares                                         167                80,650                    --                80,817

Issued 955,000 shares for
  services                                                    955             1,317,545                    --             1,318,500

Issued 43,750 shares for
  litigation settlement                                        44                54,644                    --                54,688

Issued 700,000 shares for
  convertible notes                                           700               566,979                    --               567,679

Issued 452,772 shares for
  repayment of notes payable                                  452               523,587                    --               524,039

Issued 120,000 shares for
  repayment of notes payable,
  officer/director                                            120               175,830                    --               175,950

Net loss for the year ended
  January 31, 1998                                             --                    --            (5,074,155)           (5,074,155)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 1998                                   8,638             9,846,260           (12,410,385)           (2,555,487)

Issued 2,251,307 shares                                     2,252             1,299,526                    --             1,301,778

Issued 5,586,150 shares for
  convertible notes                                         5,586             3,129,504                    --             3,135,090

Issued 42,704 shares for
  interest on convertible notes                                43                26,385                    --                26,428

Issued 1,226,815 shares for
  services                                                  1,227               490,652                    --               491,879

Issued 250,000 shares for
  repurchase of distributorship                               250               124,750                    --               125,000

Net loss for the year ended
  January 31, 1999                                             --                    --            (3,512,124)           (3,512,124)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 1999
  (carried forward)                                        17,996            14,917,077           (15,922,509)             (987,436)

(continued)

                             See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2004

--------------------------------------------------------------------------------

(continued)
                                                                                                    Deficit            Stockholders'
                                                                                                Accumulated in          Deficiency
                                                        Common               Additional         the Development            before
                                                         Stock            Paid-in Capital            Stage              Receivables
                                                      -----------         ---------------       ---------------        -------------
Balance, January 31, 1999
  (as restated) (brought
  forward)                                                 17,996            14,917,077           (15,922,509)             (987,436)

Issued 3,789,000 shares                                     3,789             1,624,291                    --             1,628,080

Issued 250,000 shares for
  litigation settlement                                       250               124,750                    --               125,000

Issued 6,184,405 shares for
  services                                                  6,184             2,799,214                    --             2,805,398

Issued 500,000 shares for
  repurchase of distributorship                               500               249,500                    --               250,000

Net loss for the year ended
  January 31, 2000                                             --                    --            (5,783,657)           (5,783,657)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 2000                                  28,719            19,714,832           (21,706,166)           (1,962,615)

Issued 3,660,000 shares                                     3,660             1,228,140                    --             1,231,800

Issued 3,155,000 shares for
  services                                                  3,155             1,312,312                    --             1,315,467

Issued 4,000,000 shares for
  repayment of note payable                                 4,000             1,596,000                    --             1,600,000

Issued 1,200,000 shares for
  payment of accrued expenses                               1,200               548,800                    --               550,000

Net loss for the year ended
  January 31, 2001                                             --                    --            (3,792,684)           (3,792,684)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 2001                                  40,734            24,400,084           (25,498,850)           (1,058,032)

Issued 6,200,000 shares                                     6,200               835,800                    --               842,000

Issued 747,500 shares for
  litigation settlement                                       747               113,928                    --               114,675

Issued 10,010,247 shares for
  services                                                 10,010             2,542,743                    --             2,552,753

Issued 1,480,000 shares for
  repayment of note payable                                 1,480               368,520                    --               370,000

Net loss for the year ended
  January 31, 2002                                             --                    --            (3,832,948)           (3,832,948)
                                                      -----------           -----------           -----------           -----------

Balance, January 31, 2002
  (carried forward)                                        59,171            28,261,075           (29,331,798)           (1,011,552)

(continued)

                             See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  OCTOBER 18, 1985 (INCEPTION) TO JULY 31, 2004

--------------------------------------------------------------------------------

(continued)
                                                                          Deficit
                                                                        Accumulated    Stockholders'
                                                        Additional        in the        Deficiency                         Total
                                          Common         Paid-in        Development       before       Subscriptions   Stockholders'
                                          Stock          Capital           Stage        Receivables      Receivable     Deficiency
                                       ------------    ------------    ------------    -------------   -------------   ------------
Balance, January 31, 2002
  (brought forward)                          59,171      28,261,075     (29,331,798)     (1,011,552)             --      (1,011,552)

Issued 14,650,003 shares in
  private placements                         14,650       3,032,035              --       3,046,685        (100,000)      2,946,685

Issued 3,694,516 shares for
  services                                    3,695         820,339              --         824,034              --         824,034

Issued 1,750,000 shares for
  repayment of notes payable                  1,750         244,066              --         245,816              --         245,816

Issued 1,194,720 shares for
  employee compensation                       1,195         216,513              --         217,708              --         217,708

Proceeds from issuance of
  stock warrants                                 --         210,000              --         210,000              --         210,000

Net loss for the year ended
  January 31, 2003                               --              --      (3,947,644)     (3,947,644)             --      (3,947,644)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, January 31, 2003                    80,461      32,784,028     (33,279,442)       (414,953)       (100,000)       (514,953)

Issued 4,122,237 shares for
  services                                    4,122         763,615                         767,737              --         767,737

Issued 1,177,000 shares for
  employee compensation                       1,177         310,443                         311,620              --         311,620

Issued 16,570,000 shares and
  10,226,667 warrants in
  private placements                         16,570       2,826,087                       2,842,657        (575,000)      2,267,657

Net loss for the year ended
  January 31, 2004                                                       (3,593,608)    (3,593,608)              --      (3,593,608)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, January 31, 2004              $    102,330    $ 36,684,173    $(36,873,050)   $    (86,547)   $   (675,000)   $   (761,547)
                                       ============    ============    ============    ============    ============    ============

Issued 140,395 shares for
  services (unaudited)                          140          19,860                          20,000                          20,000

Issued 650,000 shares for
  employee compensation
  (unaudited)                                   650         116,850                         117,500                         117,500

Issued 1,050,000 shares and
  3,650,000 warrants in private
  placements (unaudited)                      1,051         162,950         164,001          75,000         239,001

Net loss for the quarter ended
  April 30, 2004 (unaudited)                                               (419,096)       (419,096)             --        (419,096)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, April 30, 2004
  (unaudited)                          $    104,171    $ 36,983,833    $(37,292,146)   $   (204,142)   $   (600,000)   $   (804,142)
                                       ============    ============    ============    ============    ============    ============

Issued 6,248,100 shares and
  3,800,000 warrants for
  services (unaudited)                        6,248         960,815                         967,063                         967,063

Issued  909,510 shares for
  employee compensation
  (unaudited)                                   909         180,992                         181,901                         181,901

Issued 3,687,500 shares and
  300,000 warrants in private
  placements (unaudited)                      3,688         943,354                         947,042              --         947,042

Net loss for the quarter ended
  July 31, 2004 (unaudited)                                              (2,049,416)     (2,049,416)             --      (2,049,416)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, July 31, 2004
  (unaudited)                          $    115,016    $ 39,068,994    $(39,341,562)   $   (157,552)   $   (600,000)   $   (757,552)
                                       ============    ============    ============    ============    ============    ============

                             See accountants' report

                               TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JULY 31, 2004 AND 2003
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 2004.

NOTE 2 DESCRIPTION OF BUSINESS

      The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to July 31, 2004 totaling $7,363,104.

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

The Company has received a purchase order for 5,000 vending machines from another company, which is 50% owned by an individual that owns approximately 7% of the outstanding shares of Tasty Fries, Inc. The Company is presently assembling an initial quantity of 250 french fry vending machines at Lintelle Engineering, Inc. located in Scotts Valley, California. The Company expects to begin delivery of these units commencing October 2004. The units are to be placed in the Las Vegas, Nevada greater metropolitan area.

NOTE 3 LONG TERM DEBT


      On April 28, 2003 the Company settled the $750,000 balance of the note payable to CFV and acquired clear title to the royalty rights that had been previously held by CFV. CFV accepted a discounted amount of $696,603 as full payment of the $750,000 principal balance and accrued interest of $16,602.

The Company acquired the funds to finance this settlement from a stockholder. The terms of this funding include future payments to the stockholder of $0.20 per pound of potato product sold by the Company for a term consisting of the greater of 10 years, commencing when 250 french fry vending machines are placed into commercial use; or payment in full of the $696,603 amount financed plus accrued interest at 9% per annum, compounded.

NOTE 4 STOCK OPTIONS AND WARRANTS ISSUED AND OUTSTANDING

Transactions in the Plan are as follows:

                                               Shares                 Exercise          Avg. Exercise
                                         Granted and Vested            Range           Price per Share
                                         ------------------           --------         ---------------

      Balance, January 31, 2003              15,990,000              $0.15-$1.31            $0.47

      Fiscal 2004 Activity

      Options Granted                         1,180,000                 $0.14               $0.14
      Options Expired                        (4,780,000)                $0.50               $0.50
      Options Exercised                              --
                                            -----------              -----------            -----

      Balance, July 31, 2004                 12,390,000              $0.14-$1.31            $0.34
                                            ===========              ===========            =====

Stock Options expire at various dates through June 2011.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date using the Black-Scholes value method as prescribed by SFAS 148, net loss would have been reduced to the proforma amounts as follows:

                                                Six Months Ending July 31,       Three Months Ending July 31,
                                            ------------------------------      -----------------------------
                                                 2004             2003                2004             2003
                                            ------------      ------------      -------------     -----------
      Net loss, as reported                 $ (2,586,511)     $ (2,271,234)     $  (2,167,415)    $(1,483,815)
      Deduct:  Total stock-based
        employee compensation
        expense determined under
        fair value based method for
        all awards, net of tax effects           118,000           110,700            118,000         110,700
                                            ------------      ------------      -------------     -----------

      Proforma net loss                     $ (2,426,595)     $ (2,381,934)     $  (2,007,499)    $(1,594,515)
                                            ============      ============      -------------     -----------

      Earnings per share:
        Basic - as reported                         (.02)             (.03)              (.02)           (.02)
        Basic - pro-forma                           (.02)             (.03)              (.02)           (.02)

        Diluted - as reported                       (.02)             (.03)              (.02)           (.02)
        Diluted - pro-forma                         (.02)             (.03)              (.02)           (.02)

      Significant assumptions used to calculate the fair value of the awards are as follows:

                                                        Six Months Ending July 31,          Three Months Ending July 31,
                                                   -----------------------------------    -------------------------------
                                                         2004               2003                2004             2003
                                                   ---------------     ---------------    ---------------   -------------
      Risk free interest rates of return                  3.00%              3.00%               3.00%            3.00%
      Expected option life                            84 months          84 months           84 months        84 months
      Volatility                                         111.1%              60.5%              111.1%            60.5%
      Expected dividends                                     --                 --                  --               --

The company issued 3,800,000 stock warrants in the second quarter as a fee paid to two individuals for their personal guarantee of a $2,500,000 letter of credit that secures the financing for the assembly of the initial 250 vending machines. These warrants were valued at $.10 per share under the Black-Scholes valuation model, which amounted to a non-cash charge of $380,000 to Selling, General and Administrative Expense for the three months ended July 31, 2004.

Activity on the warrants issued is as follows:

                                Shares           Exercise         Avg. Exercise
                                Issued            Range          Price per share
                              ----------       -----------       ---------------
Balance at 1/31/2004          33,419,167        $.50-$3.00            $0.86

Issued @ 4/30/2004             1,050,000          $0.50               $0.50

Expired @ 4/30/2004           (2,000,000)      $1.90-$2.50            $2.50
                              ----------       -----------            -----

Balance @ 4/30/2004           32,469,167       $.50-$3.00             $0.86

Issued @ 7/31/2004             4,100,000       $.50-$2.50             $0.77

Expired @ 7/31/2004             (125,000)         $2.50               $2.50
                              ----------       -----------            -----

Balance @ 7/31/2004           36,444,167       $.50-$3.00             $0.85
                              ==========       ==========             =====

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

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At July 31, 2004 the Company had approximately $37,276 in cash.

Financing for the initial 250 machines is secured by a Letter of Credit issued in favor of Lintelle Engineering, our contract manufacturer. The company issued 3,800,000 stock warrants in the second quarter for a fee paid to two individuals who have given personal guarantee of a $2,500,000 letter of credit. The Company will need to secure funds or additional Letter's of Credit to enter into the second 250 machine production run. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand its marketing efforts over the next 12 months. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

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

Date: September 20, 2004