Form 10QSB
period 2004-10-31
TASTY FRIES INC
filed 2004-12-15
CIK 791885

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                    [X] QUARTERLY REPORT OF OCTOBER 31, 2004
                                       OR
                              [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 2004
                         Commission File No. 33-4460-NY

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

                                 YES [X] NO [_]

      As  of  October  31,  2004:   119,905,993  shares  of  common  stock  were
outstanding.

                                TASTY FRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 2004.

NOTE 2 DESCRIPTION OF BUSINESS

      The Company is a development stage company, having not yet completed the process of manufacturing and marketing its sole product, a vending machine which will cook and dispense French fries. The Company has incurred research and development costs from inception to October 31, 2004 totaling $7,846,889.

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

The Company has received a purchase order for 5,000 vending machines from another company, which is 50% owned by an individual that owned, as of October 31, 2004, approximately 13% of the outstanding shares of Tasty Fries, Inc. The Company is presently assembling an initial quantity of 250 french fry vending machines at Lintelle Engineering, Inc. located in Scotts Valley, California. The Company expects to begin delivery of these units commencing December 2004. The units are to be placed in the Las Vegas, Nevada greater metropolitan area.

On October 13, 2004 the company amended the Articles of Incorporation with the State of Nevada to increase the number of authorized shares of the Corporation from 150,000,000 to 200,000,000.

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

NOTE 4 STOCK OPTIONS AND WARRANTS ISSUED AND OUTSTANDING

Transactions in the Plan are as follows:

                                   Shares              Exercise      Avg. Exercise
                              Granted and Vested         Range       Price per Share
                              ------------------     -----------     ---------------
Balance, January 31, 2003             15,990,000     $0.15-$1.31          $0.47
Fiscal 2004 Activity
Options Granted                        1,180,000        $0.14             $0.14
Options Expired                       (4,780,000)       $0.50             $0.50
Options Exercised                             --
                              ------------------     -----------     ---------------
Balance, October 31, 2004             12,390,000     $0.14-$1.31          $0.34
                              ==================     ===========     ===============

Stock Options expire at various dates through June 2011.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date using the Black-Scholes value method as prescribed by SFAS 148, net loss would have been reduced to the proforma amounts as follows:

                                         Nine Months Ending October 31,      Three Months Ending October 31,
                                     -----------------------------------    --------------------------------
                                           2004               2003                2004             2003
                                     ---------------     ---------------    -------------     -----------
Net loss, as reported                $    (4,008,360)    $    (2,929,266)   $  (1,539,848)    $  (658,032)
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of tax effects             118,000             158,400                0               0
                                     ---------------     ---------------    -------------     -----------
Proforma net loss                    $    (4,126,360)    $    (3,087,666)   $  (1,539,848)    $  (658,032)
                                     ===============     ===============    =============     ===========
Earnings per share:
  Basic - as reported                           (.04)               (.03)            (.01)           (.01)
  Basic - pro-forma                             (.04)               (.03)            (.01)           (.01)
  Diluted - as reported                         (.04)               (.03)            (.01)           (.01)
  Diluted - pro-forma                           (.04)               (.03)            (.01)           (.01)

Significant assumptions used to calculate the fair value of the awards are as follows:

                                       Nine Months Ending October 31,    Three Months Ending October 31,
                                       ------------------------------    -------------------------------
                                           2004                2003           2004            2003
                                        ---------           ---------       ---------       ---------
Risk free interest rates of return          3.00%               3.00%           3.00%           3.00%
Expected option life                    84 months           84 months       84 months       84 months
Volatility                                 111.1%               60.5%          111.1%           60.5%
Expected dividends                              -                   -               -               -

The company issued 9,337,500 stock warrants in the nine months ended October 31, 2004 as a fee paid for services. These warrants were valued under the Black-Scholes valuation model, which amounted to a non-cash charge of $to Selling, General and Administrative Expense for the nine months ended October 31, 2004.

Activity on the warrants issued is as follows:

                              Shares            Exercise          Avg. Exercise
                              Issued             Range           Price per share
                          --------------    -----------------    ---------------

Balance at 1/31/2004        33,419,167         $.50 -$3.00            $0.86

Issued @ 4/30/2004           1,050,000            $0.50               $0.50

Expired @ 4/30/2004         (2,000,000)       $1.90 - $2.50           $2.50
                            ----------        -------------           -----

Balance @ 4/30/2004         32,469,167         $.50 - $3.00           $0.86

Issued @ 7/31/2004           4,100,000         $.50 - $2.50           $0.77

Expired @ 7/31/2004           (125,000)            $2.50              $2.50
                            ----------        -------------           -----

Balance @ 7/31/2004         36,444,167         $.50 - $3.00           $0.85

Issued @ 10/31/2004          5,537,500         $.25 - $2.00           $0.58

Expired @ 10/31/2004        (1,400,000)        $.50 - $3.00           $0.77
                            ----------        -------------           -----

Balance @ 10/31/2004        40,581,667         $.25 - $2.50           $0.82
                            ==========        =============           =====

NOTE 5 RELATED PARTY TRANSACTIONS

The Company has received a purchase order for 5,000 vending machines from another company, which is 50% owned by an individual that owned, as of October 31, 2004, approximately 13% of the outstanding shares of Tasty Fries, Inc. The Company is presently assembling an initial quantity of 250 french fry vending machines at Lintelle Engineering, Inc. located in Scotts Valley, California. The Company expects to begin delivery of these units commencing December 2004.

This same 13% shareholder was issued 6,741,488 shares of common stock and 5,800,000 stock warrants for services rendered and for his issuance of a personal guarantee to a financing source to secure a $2,500,000 letter of credit. For the nine and three months ended October 31, 2004, $119,000 and $30,000 respectively, has been recorded for services and $980,000 and $420,000 respectively, has been recorded for the personal guarantee as selling, general and administrative expenses.

The letter of credit originally expired October 20, 2004 and has been extended for an additional 90 days.

NOTE 6 LETTER OF CREDIT

The letter of credit was issued to Lintelle Engineering, the outside firm selected by Tasty Fries, Inc., to be the initial manufacturer of the French fry vending machines. The letter of credit guarantees payment to the manufacturer for the initial 250 machines.

The letter of credit originally expired October 20, 2004 and has been extended for an additional 90 days.

NOTE 7 INVENTORY

Inventory consists of potato product purchased for sale to customers for the formation of the French fries from the vending machines. Inventory is stated at cost.

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

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At October 31, 2004 the Company had approximately $15,691 in cash.

Financing for the initial 250 machines is secured by a Letter of Credit issued in favor of Lintelle Engineering, our contract manufacturer. The Company issued 3,300,000 shares of stock and 3,800,000 stock warrants in the second quarter for a fee paid to two individuals who have given personal guarantee of a $2,500,000 letter of credit. The letter of credit originally expired on October 20, 2004 and has been extended for an additional 90 days. For extending the personal guarantee for 90 days, the Company issued an additional 3,610,000 shares of stock and 4,000,000 stock warrants in October 2004, as a fee paid to the two individual guarantors. The Company will need to secure funds or additional
Letter's of Credit to enter into the second 250 machine production run. No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand its marketing efforts over the next 12 months. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

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

            Tasty Fries, Inc.

            /s/ Edward C. Kelly
            -----------------------------------------
            Edward C. Kelly
            President and Principal Financial Officer

Date:  December 14, 2004

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------

                                                                October 31,     January 31,
        ASSETS                                                     2004            2004
                                                               -----------     ------------
                                                               (Unaudited)
                                                               -----------     ------------
Current assets
        Cash                                                   $     15,691    $      1,093
        Inventory                                                    43,040            --
        Prepaid expenses                                              7,644          15,721
                                                               ------------    ------------
        Total current assets                                         66,375          16,814

Furniture and office equipment, net of
        accumulated depreciation of $79,254,
        October 31, 2004 and $78,744,
        January 31, 2004                                                870           1,380

Other assets
        Royalty rights                                            1,500,000       1,500,000
                                                               ------------    ------------
Total Assets                                                   $  1,567,245    $  1,518,194
                                                               ============    ============

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
        Accounts payable and accrued expenses                  $  1,512,887    $  1,132,806
        Current maturities of long-term debt                        572,134         211,875
                                                               ------------    ------------
        Total current liabilities                                 2,085,021       1,344,681
                                                               ------------    ------------
Long term liabilities
        Long-term debt, net of current maturities                   576,001         615,060
        Unearned revenue                                            320,000         320,000
                                                               ------------    ------------
        Total long term liabilities                                 896,001         935,060
                                                               ------------    ------------
Total Liabilities                                                 2,981,022       2,279,741
                                                               ------------    ------------
Commitments and contingencies

Stockholders' deficiency
        Common stock, $.001 par value
               Authorized 200,000,000 shares; issued
               and outstanding 119,905,993 shares,
               October 31, 2004; issued and outstanding
               102,330,228 shares, January 31, 2004
                                                                    119,906         102,330
        Additional paid-in capital                               39,747,727      36,684,173
        Deficit accumulated in the development stage            (40,881,410)    (36,873,050)
                                                               ------------    ------------
                                                                 (1,013,777)        (86,547)
        Less: Subscriptions receivable                             (400,000)       (675,000)
                                                               ------------    ------------
        Total stockholders' deficiency                           (1,413,777)       (761,547)
                                                               ------------    ------------
Total Liabilities and Stockholders' Deficiency                 $  1,567,245    $  1,518,194
                                                               ============    ============

                             See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
          FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
              AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004

                                                  Cumulative     Nine Months Ended October 31,     Three Months Ended October 31,
                                                    Since        ------------------------------    ------------------------------
                                                  Inception          2004             2003             2004             2003
                                                -------------    -------------    -------------    -------------    -------------
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                -------------    -------------    -------------    -------------    -------------
Revenues                                        $        --      $        --      $        --      $        --      $        --
                                                -------------    -------------    -------------    -------------    -------------
Costs and expenses
        Research, machine and product
          development                               7,846,889          960,809          668,939          483,785           46,846
        Selling, general and administrative        25,241,182        2,467,268        1,149,437        1,020,612          463,757
                                                -------------    -------------    -------------    -------------    -------------
        Total costs and expenses                   33,088,071        3,428,077        1,818,376        1,504,397          510,603
                                                -------------    -------------    -------------    -------------    -------------
Loss before other income (expense)                (33,088,071)      (3,428,077)      (1,818,376)      (1,504,397)        (510,603)
                                                -------------    -------------    -------------    -------------    -------------
Other income (expense)
        Gain on debt restructuring                     70,000             --             70,000             --               --
        Interest income                                21,274             --               --               --               --
        Forfeited distributor deposits                 15,000             --               --               --               --
        Stock purchase discount                    (5,562,010)        (483,041)      (1,115,399)            --           (126,034)
        Interest expense                           (2,337,603)         (97,242)         (65,491)         (35,451)         (21,395)
                                                -------------    -------------    -------------    -------------    -------------
        Total other income (expense)               (7,793,339)        (580,283)      (1,110,890)         (35,451)        (147,429)
                                                -------------    -------------    -------------    -------------    -------------
Net loss                                        $ (40,881,410)   $  (4,008,360)   $  (2,929,266)   $  (1,539,848)   $    (658,032)
                                                =============    =============    =============    =============    =============

Net loss per share of common stock-basic
  and diluted                                                           ($0.04)          ($0.03)          ($0.01)          ($0.01)
                                                                   ===========       ==========      ===========       ==========
Weighted average shares outstanding-basic
  and diluted                                                      110,616,713       90,695,144      116,732,743       95,793,926
                                                                   ===========       ==========      ===========       ==========

                             See accountants' report

                               TASTY FRIES, INC.
                         (A Development Stage Company)
               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated    Stockholders'
                                                                                             in the        Deficiency
                                                             Common        Additional      Development        before
                                                              Stock      Paid-in Capital      Stage        Receivables
                                                          -------------  ---------------  ------------    -------------
Balance, February 1, 1991                                 $    157,307    $   (156,307)   $         --    $      1,000
                                                          ------------    ------------    ------------    ------------

Issued 1,114,679 shares for note
  conversion                                                    11,147         113,853              --         125,000

Net loss for the year ended
  January 31, 1992                                                  --              --        (198,425)       (198,425)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 1992                                      168,454         (42,454)       (198,425)        (72,425)

Issued 4,275,000 shares                                         42,750         457,250              --         500,000

Issued 150,000 shares for services                               1,500          36,000              --          37,500

Net loss for the year ended
  January 31, 1993                                                  --              --        (773,304)       (773,304)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 1993                                      212,704         450,796        (971,729)       (308,229)

Issued 7,600,000 shares                                         76,000         464,000              --         540,000

Issued 220,000 shares for services                               2,200              --              --           2,200

Redeemed 3,145,000 shares                                      (31,450)         31,450              --              --

Net loss for the year ended
  January 31, 1994                                                  --              --        (658,820)       (658,820)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 1994                                      259,454         946,246      (1,630,549)       (424,849)

Issued 3,129,999 shares                                         31,300         547,950              --         579,250

Issued 2,151,622 shares for services                            21,516         121,294              --         142,810

Issued 1,000,000 shares for litigation
  settlement                                                    10,000         460,000              --         470,000

Net loss for the year ended
  January 31, 1995                                                  --              --      (2,148,933)     (2,148,933)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 1995
  (carried forward)                                            322,270       2,075,490      (3,779,482)     (1,381,722)

(continued)

                            See accountants' report

                               TASTY FRIES, INC.
                         (A Development Stage Company)
               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

(continued)

                                                                                             Deficit
                                                                                           Accumulated    Stockholders'
                                                                                             in the        Deficiency
                                                             Common        Additional      Development        before
                                                              Stock      Paid-in Capital      Stage        Receivables
                                                          -------------  ---------------  ------------    -------------
Balance, January 31, 1995
  (brought forward)                                            322,270       2,075,490      (3,779,482)     (1,381,722)

Issued 21,815,000 shares                                       218,150       1,054,350              --       1,272,500

Issued 6,733,502 shares for services                            67,335         381,880              --         449,215

Issued 625,000 shares for loan
  conversion                                                     6,250          43,750              --          50,000

Issued 1,000,000 shares for
  repurchase of distributorship                                 10,000          90,000              --         100,000

Reverse stock split                                           (620,885)        620,885              --              --

Net loss for the year ended
  January 31, 1996                                                  --              --      (1,384,488)     (1,384,488)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 1996                                        3,120       4,266,355      (5,163,970)       (894,495)

Issued 1,455,000 shares                                          1,455       1,506,045              --       1,507,500

Issued 125,000 shares for services                                 125         324,875              --         325,000

Net loss for the year ended
  January 31, 1997                                                  --              --      (2,172,260)     (2,172,260)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 1997
  (carried forward)                                              4,700       6,097,275      (7,336,230)     (1,234,255)

(continued)

                            See accountants' report

                               TASTY FRIES, INC.
                         (A Development Stage Company)
               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

(continued)

                                                                                             Deficit
                                                                                           Accumulated    Stockholders'
                                                                                             in the        Deficiency
                                                             Common        Additional      Development        before
                                                              Stock      Paid-in Capital      Stage        Receivables
                                                          -------------  ---------------  ------------    -------------
Balance, January 31, 1997
  (brought forward)                                              4,700       6,097,275      (7,336,230)     (1,234,255)

Issued 1,500,000 shares for
  non-recurring compensation                                     1,500       1,029,750              --       1,031,250

Issued 167,083 shares                                              167          80,650              --          80,817

Issued 955,000 shares for services                                 955       1,317,545              --       1,318,500

Issued 43,750 shares for
  litigation settlement                                             44          54,644              --          54,688

Issued 700,000 shares for
  convertible notes                                                700         566,979              --         567,679

Issued 452,772 shares for
  repayment of notes payable                                       452         523,587              --         524,039

Issued 120,000 shares for
  repayment of notes payable,
  officer/director                                                 120         175,830              --         175,950

Net loss for the year ended
  January 31, 1998                                                  --              --      (5,074,155)     (5,074,155)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 1998                                        8,638       9,846,260     (12,410,385)     (2,555,487)

Issued 2,251,307 shares                                          2,252       1,299,526              --       1,301,778

Issued 5,586,150 shares for
  convertible notes                                              5,586       3,129,504              --       3,135,090

Issued 42,704 shares for
  interest on convertible notes                                     43          26,385              --          26,428

Issued 1,226,815 shares for services                             1,227         490,652              --         491,879

Issued 250,000 shares for
  repurchase of distributorship                                    250         124,750              --         125,000

Net loss for the year ended
  January 31, 1999                                                  --              --      (3,512,124)     (3,512,124)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 1999
  (carried forward)                                             17,996      14,917,077     (15,922,509)       (987,436)

(continued)

                            See accountants' report

                               TASTY FRIES, INC.
                         (A Development Stage Company)
               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

(continued)

                                                                                             Deficit
                                                                                           Accumulated    Stockholders'
                                                                                             in the        Deficiency
                                                             Common        Additional      Development        before
                                                              Stock      Paid-in Capital      Stage        Receivables
                                                          -------------  ---------------  ------------    -------------
Balance, January 31, 1999
  (as restated) (brought forward)                               17,996      14,917,077     (15,922,509)       (987,436)

Issued 3,789,000 shares                                          3,789       1,624,291              --       1,628,080

Issued 250,000 shares for
  litigation settlement                                            250         124,750              --         125,000

Issued 6,184,405 shares for services                             6,184       2,799,214              --       2,805,398

Issued 500,000 shares for
  repurchase of distributorship                                    500         249,500              --         250,000

Net loss for the year ended
  January 31, 2000                                                  --              --      (5,783,657)     (5,783,657)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 2000                                       28,719      19,714,832     (21,706,166)     (1,962,615)

Issued 3,660,000 shares                                          3,660       1,228,140              --       1,231,800

Issued 3,155,000 shares for services                             3,155       1,312,312              --       1,315,467

Issued 4,000,000 shares for
  repayment of note payable                                      4,000       1,596,000              --       1,600,000

Issued 1,200,000 shares for
  payment of accrued expenses                                    1,200         548,800              --         550,000

Net loss for the year ended
  January 31, 2001                                                  --              --      (3,792,684)     (3,792,684)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 2001                                       40,734      24,400,084     (25,498,850)     (1,058,032)

Issued 6,200,000 shares                                          6,200         835,800              --         842,000

Issued 747,500 shares for litigation
  settlement                                                       747         113,928              --         114,675

Issued 10,010,247 shares for services                           10,010       2,542,743              --       2,552,753

Issued 1,480,000 shares for
  repayment of note payable                                      1,480         368,520              --         370,000

Net loss for the year ended
  January 31, 2002                                                  --              --      (3,832,948)     (3,832,948)
                                                          ------------    ------------    ------------    ------------

Balance, January 31, 2002
  (carried forward)                                             59,171      28,261,075     (29,331,798)     (1,011,552)

(continued)

                            See accountants' report

                               TASTY FRIES, INC.
                         (A Development Stage Company)
               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

(continued)

                                                                        Deficit
                                                                      Accumulated    Stockholders'
                                                                        in the        Deficiency                         Total
                                           Common     Additional      Development        before      Subscriptions    Stockholders'
                                            Stock   Paid-in Capital      Stage        Receivables     Receivable       Deficiency
                                          --------- ---------------  ------------    -------------   -------------    -------------
Balance, January 31, 2002
  (brought forward)                         59,171     28,261,075     (29,331,798)     (1,011,552)             --      (1,011,552)

Issued 14,650,003 shares in
  private placements                        14,650      3,032,035              --       3,046,685        (100,000)      2,946,685

Issued 3,694,516 shares for
  services                                   3,695        820,339              --         824,034              --         824,034

Issued 1,750,000 shares for
  repayment of notes payable                 1,750        244,066              --         245,816              --         245,816

Issued 1,194,720 shares for
  employee compensation                      1,195        216,513              --         217,708              --         217,708

Proceeds from issuance of
  stock warrants                                --        210,000              --         210,000              --         210,000

Net loss for the year ended
  January 31, 2003                              --             --      (3,947,644)     (3,947,644)             --      (3,947,644)
                                          --------    -----------     -----------     -----------     -----------     -----------

Balance, January 31, 2003
  (carried forward)                         80,461     32,784,028     (33,279,442)       (414,953)       (100,000)       (514,953)

(continued)

                             See accountants' report

                               TASTY FRIES, INC.
                         (A Development Stage Company)
               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

(continued)

                                                                        Deficit
                                                                      Accumulated    Stockholders'
                                                                        in the        Deficiency                         Total
                                           Common     Additional      Development        before      Subscriptions    Stockholders'
                                            Stock   Paid-in Capital      Stage        Receivables     Receivable       Deficiency
                                          --------- ---------------  ------------    -------------   -------------    -------------
Balance, January 31, 2003                   80,461     32,784,028     (33,279,442)       (414,953)       (100,000)       (514,953)
  (brought forward)

Issued 4,122,237 shares for
  services                                   4,122        763,615                       767,737              --         767,737

Issued 1,177,000 shares for
  employee compensation                      1,177        310,443                       311,620              --         311,620

Issued 16,570,000 shares and
  10,226,667 warrants in
  private placements                        16,570      2,826,087                     2,842,657        (575,000)      2,267,657

Net loss for the year ended
  January 31, 2004                                                 (3,593,608)     (3,593,608)             --      (3,593,608)
                                       -----------    -----------   -------------     -----------      ----------     -----------

Balance, January 31, 2004              $   102,330    $36,684,173     (36,873,050)        (86,547)       (675,000)       (761,547)
                                       ===========    ===========   =============     ===========      ==========     ===========

Issued 140,395 shares for
  services (unaudited)                         140         19,860                        20,000                        20,000

Issued 650,000 shares for
  employee compensation
  (unaudited)                                  650        116,850                       117,500                       117,500

Issued 1,050,000 shares and
  3,650,000 warrants in
  private placements
  (unaudited)                                1,051        162,950                       164,001          75,000         239,001

Net loss for the quarter
  ended April 30, 2004
  (unaudited)                                                        (419,096)       (419,096)             --        (419,096)
                                       -----------    -----------   -------------     -----------      ----------     -----------

Balance, April 30, 2004
  (unaudited)                          $   104,171    $36,983,833   $ (37,292,146)    $  (204,142)     $ (600,000)    $  (804,142)
                                       ===========    ===========   =============     ===========      ==========     ===========

Issued 6,248,100 shares for
  services (unaudited)                       6,248      1,340,815                     1,347,063                     1,347,063

Issued 909,510 shares for
  employee compensation
  (unaudited)                                  909        180,992                       181,901                       181,901

Issued 3,687,500 shares and
  4,100,000 warrants in
  private placements
  (unaudited)                                3,688        563,354                       567,042              --         567,042

Net loss for the quarter
  ended July 31, 2004
  (unaudited)                                                      (2,049,416)     (2,049,416)             --      (2,049,416)
                                       -----------    -----------   -------------     -----------      ----------     -----------

Balance, July 31, 2004
  (unaudited)                          $   115,016    $39,068,994   $ (39,341,562)    $  (157,552)     $ (600,000)    $  (757,552)
                                       ===========    ===========   =============     ===========      ==========     ===========


Issued 4,840,260 shares for
  services (unaudited)                       4,840        488,658                       493,498                       493,498

Issued 50,000 shares for
  employee compensation
  (unaudited)                                   50          9,950                        10,000                        10,000

Issued 0 shares and
  5,537,500 warrants in
  private placements
  (unaudited)                                   --        180,125                       180,125         200,000         380,125

Net loss for the quarter
  ended October 31, 2004
  (unaudited)                                                      (1,539,848)     (1,539,848)             --      (1,539,848)
                                       -----------    -----------   -------------     -----------      ----------     -----------

Balance, October 31, 2004
  (unaudited)                          $   119,906    $39,747,727   $ (40,881,410)    $(1,013,777)     $ (400,000)    $(1,413,777)
                                       ===========    ===========   =============     ===========      ==========     ===========

                             See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
              AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

                                                        Cumulative    Nine Months Ended October 31,   Three Months Ended October 31,
                                                          Since       -----------------------------   ------------------------------
                                                        Inception          2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------    ------------
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                       ------------    ------------    ------------    ------------    ------------
Cash flows from operating
  activities
  Net loss                                             $(40,881,410)   $ (4,008,360)   $ (2,929,266)   $ (1,539,848)   $   (658,032)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities
      Depreciation and
        amortization                                        316,110             510             904             170             302
      Common stock issued
        for services and
        employee
        compensation                                     13,572,073       1,649,965         906,900         596,000         299,400
      Stock warrants
        issued for services                                 560,125         560,125              --         180,125              --
      Common stock issued
        for litigation
        settlement                                          764,364              --              --              --              --
      Stock purchase discount                             5,562,010         483,041       1,115,399              --         126,034
      Common stock issued
        for interest on
        notes payable                                     1,145,798              --          16,602              --              --
      Common stock issued
        for repurchase of
        distributorships                                    250,000              --              --              --              --
      Accrued interest on
        notes and convertible
        notes payable                                       438,594              --              --              --              --
      Gain from debt
        restructuring                                       (70,000)             --         (70,000)             --              --
      (Increase) decrease
        in assets
        Inventory                                           (43,040)        (43,040)        (43,040)
        Prepaid expenses                                     (7,644)          8,077          (9,886)         26,911           3,848
        Other assets                                             --              --              --              --              --
      Increase (decrease)
        in liabilities
        Accounts payable and
          accrued expenses                                2,022,869         380,080         (33,088)        347,195        (100,208)
        Unearned revenue                                    320,000              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

  Net cash used in operating
    activities                                          (16,050,151)       (969,602)     (1,002,435)       (432,487)       (328,656)
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from investing
  activities
  Purchase of furniture and
    office equipment                                        (80,124)             --              --              --              --
  Loan costs                                               (236,856)             --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

  Net cash used in investing
    activities                                             (316,980)             --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from financing
  activities
  Proceeds from convertible
    notes payable                                         2,600,000              --              --              --              --
  Issuance of common stock
    and warrants                                         12,755,174         663,000       1,015,000         107,500         267,000
  Costs of raising capital                                 (318,700)             --              --              --              --
  Notes payable and
    shareholder loans
    payable, net                                          1,346,348         321,200         (25,000)        303,402          (5,000)
                                                       ------------    ------------    ------------    ------------    ------------

  Net cash provided by
    financing activities                                 16,382,822         984,200         990,000         410,902         262,000
                                                       ------------    ------------    ------------    ------------    ------------

(Decrease) increase in
  cash (carried forward)                                     15,691          14,598         (12,435)        (21,585)        (66,656)

(continued)

                            See accountants' report

                                TASTY FRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE AND THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
              AND OCTOBER 18, 1985 (INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

(continued)

                                                        Cumulative    Nine Months Ended October 31,   Three Months Ended October 31,
                                                          Since       -----------------------------   ------------------------------
                                                        Inception          2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------    ------------
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                       ------------    ------------    ------------    ------------    ------------
(Decrease) increase in cash
  (brought forward)                                          15,691          14,598         (12,435)        (21,585)        (66,656)

Cash, beginning of period                                        --           1,093          56,609          37,276         110,830
                                                       ------------    ------------    ------------    ------------    ------------

Cash, end of period                                    $     15,691    $     15,691    $     44,174    $     15,691    $     44,174
                                                       ============    ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

    Cash paid during the period for interest           $    143,120    $         --    $         --    $         --    $         --
                                                       ============    ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF
  NONCASH FINANCING
  ACTIVITIES

    Issuance of common stock
      for services and
      employee compensation                            $ 13,572,073    $  1,649,965    $    906,900    $    596,000    $    299,400
    Issuance of stock
      warrants for services                                 560,125         560,125         110,750
    Issuance of common stock
      for conversion of
      note payable                                        2,675,000              --              --              --              --
    Issuance of common stock
      for repurchase of
      distributorship                                       475,000              --              --              --              --
    Issuance of common stock
      for litigation
      settlement                                            764,364              --              --              --              --
    Accrued interest on
      notes payable                                         421,992              --         (16,602)             --              --
    Issuance of common
      stock to pay accrued
      expenses                                              550,000              --              --              --              --
    Issuance of common
      stock to pay notes
      payable                                             1,483,566              --              --              --              --
    Acquisition of royalty
      rights                                             (1,500,000)             --              --              --              --
    Note payable, royalty
      rights                                                750,000              --        (750,000)             --              --
    Issuance of common stock
      for subscription
      receivable                                            675,000              --          88,000              --          13,000
    Issuance of note payable
      to settle debt                                        696,603              --         696,602              --              --

                             See accountants' report